Form 10QSB
period 2007-02-28
Bridgefilms, Inc.
filed 2007-05-02
CIK 1376668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-137755

Bridgefilms, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	EIN Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 West Liberty Street, Suite 880, Reno, NV 89501
(Address of principal executive offices)

970-710-1799
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,900,000 common shares as of April 23, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheets as of February 28, 2007 and August 31, 2006;
F-2	Statements of Operations for the three and six months ended February 28, 2007 and 2006 and period from inception through February 28, 2007;
F-3	Statements of Cash Flows for the six months ended February 28, 2007 and 2006 period from inception through February 28, 2007;
F-4	Notes to Condensed Financial Statements;

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2007 are not necessarily indicative of the results that can be expected for the full year.

BRIDGEFILMS, INC.
Balance Sheets

ASSETS	February 28, 2007	August 31, 2006
	(Unaudited)
CURRENT ASSETS

Cash	$17,226	$25,540
Notes receivable	-	7,000

Total Current Assets	17,226	32,540

OTHER ASSETS

Film production costs	65,000	65,000

Total Other Assets	65,000	65,000

TOTAL ASSETS	$82,226	$97,540

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,350	$1,805
Accrued liabilities	78,440	76,940
Notes payable	-	50,000

Total Current Liabilities	79,790	128,745

LONG-TERM DEBT	50,000	-

TOTAL LIABILITIES	129,790	128,745

STOCKHOLDERS' EQUITY

Common stock, no par value; 100,000,000 shares authorized; 10,900,000 shares issued and outstanding, respectively	10,900	10,900
Additional paid-in capital	4,264	4,264
Deficit accumulated during the development stage	(62,728)	(46,369)

Total Stockholders' Equity	(47,564)	(31,205)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,226	$97,540

The accompanying notes are an integral part of these condensed financial statements.

BRIDGEFILMS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,		From Inception of Development Stage
	2007	2006	2007	2006	28, 2007

REVENUES	$-	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative	136	1,250	361	2,500	43,492
Professional fees	6,500	-	14,755	-	17,255

Total Expenses	6,636	1,250	15,116	2,500	60,747

LOSS FROM OPERATIONS	(6,636)	(1,250)	(15,116)	(2,500)	(60,747)

OTHER INCOME (EXPENSES)

Interest expense	(750)	(1,017)	(1,500)	(2,035)	(2,280)
Interest income	245	-	257	-	299

Total Other Income (Expenses)	(505)	(1,017)	(1,243)	(2,035)	(1,981)

NET LOSS	$(7,141)	$(2,267)	$(16,359)	$(4,535)	$(62,728)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,900,000	10,900,000	10,900,000	10,900,000

The accompanying notes are an integral part of these condensed financial statements.

BRIDGEFILMS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended February 28,		From Inception of Development Stage Through February
	2007	2006	28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,359)	$(4,535)	$(55,587)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and and accrued expenses	1,045	4,535	20,545

Net Cash Used by Operating Activities	(15,314)	-	(34,542)

CASH FLOWS FROM INVESTING ACTIVITIES

Film costs incurrred	-	-	-

Net Cash Used by Investing Activities	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Notes receivable issued	-	-	(7,000)
Collection of notes receivable	7,000	-	7,000
Common stock issued for cash	-	-	59,000

Net Cash Provided by Financing Activities	7,000	-	59,000

NET INCREASE (DECREASE) IN CASH	(8,314)	-	24,458

CASH AT BEGINNING OF PERIOD	25,540	-	659

CASH AT END OF PERIOD	$17,226	$-	$25,117

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these condensed financial statements.

BRIDGEFILMS, INC.
Notes to the Condensed Financial Statements
February 28, 2007 and August 31, 2006

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2006 audited financial statements. The results of operations for the periods ended February 28, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated on October 7, 2005 in Nevada for the purpose of producing independent film projects, both documentary and dramatic productions, on the subject of terminal disease in our society, particularly cancer. Our principal office is presently located at 130 Mountain Laurel Drive, Aspen CO 81611. Our fiscal year is ended August 31.

We are in the business of creating and independently producing documentary and dramatic films about the impact of cancer and other degenerative diseases on the lives of a broad spectrum of individuals in our society. Our intent is to raise awareness of these diseases for the dual purposes of adding to the network of shared information about solutions and cures, and providing insight into the human physical, spiritual, and healing processes to the public in general and similarly afflicted victims in particular.

We have acquired the assets of The Bridgefilm Company, Inc., first incorporated in 1991 in the State of New York as not-for-profit organization by the well known film director Frank Perry who died of prostate cancer in 1996. He wrote, produced, and directed “On the Bridge,” a documentary about his personal battle with the disease, which defined what were then state-of-the-art treatments from the mainstream medical community. “On the Bridge” was also one of the first films of its kind to feature the nascent Alternative Medicine community. We intend to follow Frank Perry’s legacy under the direction of his widow, Virginia Ford Perry, and continue the production of similar films for the furtherance of information and awareness about all aspects of the “War on Cancer” and other diseases. As an example, the mainstream treatment protocols shown in “On the Bridge” have scarcely changed in the eight years since its production, yet the Alternative Medicine Industry has grown ten-fold. We believe that no other film production company in the United States has chosen this intellectual space as its exclusive focus.

We have plans to execute our plan through the acquisition of unique films, both dramatic and factual, from a broad spectrum of independent writers, directors, and producers. Each project will become an independent production company, created as a subsidiary of Bridgefilms, Inc. Our company will fund the projects and own the films with the intent of building a library with rights to DVD, book, and other reproductive media for sale to the public. Such a library will serve as a valuable resource of information - for sufferers of “incurable diseases,” and also as a unique historical archive.

Milestones to Achieve in the Next Twelve Months

Fury on Earth: a Documentary of the Life of Wilhelm Reich

Our major objective in the next twelve months is to complete and market our pre-production film titled, “Fury on Earth: a Documentary of the Life of Wilhelm Reich.” Wilhelm Reich (March 24, 1897 - November 3, 1957) was an Austrian psychiatrist, psychoanalyst, and natural scientist, who said, “Cancer is due to the stagnation of the flow of the life energy in the organism.”

Reich was an early student of Sigmund Freud and a respected analyst for much of his life, focusing on character structure, rather than on individual neurotic symptoms. One biographer, Myron Sharaf, writes that Reich's work left a deep impression on influential thinkers such as Alexander Lowen, Fritz Perls, Paul Goodman, Saul Bellow, Norman Mailer, and William Burroughs. Theologian Robert S. Corrington emphasizes Reich's ability to synthesize material from psychoanalysis, cultural anthropology, economics, sociology, and ethics.

Reich was also a controversial figure, who came to be viewed by the psychoanalytic establishment as having "gone astray," or succumbed to mental illness. He said he had discovered a form of energy that permeated the atmosphere and all living matter, which he called "orgone." He built boxes called "orgone accumulators," which patients could sit inside, and which were intended to harness the energy for what he believed were its health benefits. It was this work, in particular, that cemented the rift between Reich and the psychiatric establishment.

According to Reich's theory, illness was primarily caused by depletion or blockages of the orgone energy within the body. He conducted clinical tests of the orgone accumulator on people suffering from a variety of illnesses. The patient would sit within the accumulator and absorb the "concentrated orgone energy." He built smaller, more portable accumulator-blankets of the same layered construction for application to parts of the body. The effects observed were claimed to boost the immune system, even to the point of destroying certain types of tumors, though Reich was hesitant to claim this constituted a "cure." The orgone accumulator was also tested on mice with cancer, and on plant-growth, the results convincing Reich that the benefits of orgone therapy could not be attributed to a placebo effect. He had, he believed, developed a grand unified theory of physical and mental health.

Reich was living in Germany when Adolf Hitler came to power. Labeled a communist Jew by the Nazis, he fled to Scandinavia in 1934 and consequently to the United States in 1939. In 1947, following a series of critical articles about orgone in The New Republic and Harper's, the U.S. Food and Drug Administration (FDA) began an investigation into his claims, and won an injunction against the interstate sale of orgone accumulators. Charged with contempt of court for violating the injunction, Reich conducted his own defense, which involved sending the judge all his books to read. He was sentenced to two years in prison, and in August 1956, several tons of his publications were burned by the FDA. He died of heart failure in jail just over a year later, days before he was due to apply for parole.

In order to take our film about the life and work of Wilhelm Reich to production, we have signed a contract with Mr. Arthur Nevis, a well regarded biographer and novelist as a writer to develop the script and act as an advisor on the project. Mr. Nevis commenced work on January 15, 2006. As per our contract, we paid him $10,000 on May 31, 2006 for delivery of a first draft, and we paid an additional $5,000 to him on June 23, 2006 for completion of the final script.

With the script completed, our next step in the process was to research and acquire Archival footage of Wilhelm Reich from old newsreels and documentaries to use as background in the documentary film. We have completed this process and have collated enough footage to use in our film. Ms. Virgina Perry completed this step of the filmmaking process without cost to our company. In the post-production process, we expect to incur approximately $2,800 in acquiring licenses to use the footage we gathered. In order to reduce our out-of-pocket expenses, we may decide to grant royalties in exchange for rights to use the footage from any cash proceeds we generate from our film. Because of the uncertainty in achieving revenues from the film, however, we may be forced offer royalties that would far exceed the cash value for the licenses to compensate for the risk of nonpayment. We intend to address these issues post-production in the negotiation process with the property owners of the footage. No negotiations have occurred as of the date of this quarterly report.

Our next step in the pre-production phase is interviewing to fill the director, camera crew, sound crew and assistant positions for the film. Ms. Perry will be producing the film, but we will subcontract most of the crew work to independent contractors. Total staff costs for the film will amount to roughly $35,500. We have started the interviewing process, and are close to closing a deal with an Aspen-based film production crew company. We are still going over the terms of engagement, however, but we hope to compensate our film crew with shares of our common stock in lieu of cash. With a “stake” in the overall success and reputation of the film, we believe that our future crew members will provide exceptional service as a result of this type of private equity compensation arrangement. Because of this approach, we do not believe the company will incur a significant amount of out-of-pocket expenses in connection with compensating our filmmaking personnel. We intend to value the common stock issued as compensation based on an arbitrary amount that has no bearing to our assets, earnings, book value or any other objective criteria of value - in all likelihood from the last sales price from our most recent private offering of stock. Even though we started the interviewing process, we cannot know for certain whether any particular result will occur. If any one of our crew members insists on cash as part of their compensation package, these costs are expected to be contractually payable after the film is completed. Consequently, they will not come out of budgeted costs until early 2008 at the earliest.

Also prior to entering into the production phase, we will build the narrative for the documentary film at a recording studio. Although we have identified the studio and have the script, we have not yet hired a narrator, taped or edited sound feeds, and synchronized and streamed the finished narrative with our video footage. This process should also be completed by July 2007. We plan to build the narrative at the sound studio in the private residence of a former associate of Frank Perry and friend of Mrs. Perry at no charge. If we use the voice of a professional, we expect this process to cost roughly $1,600. However, we have several informal celebrity offers to narrate the film without compensation. We have no commitments as of the date of this quarterly statement.

With the completion of the narrative and archival portions of the film, we will be ready to start production in October of 2007. This is the process where the movie is actually created and shot. The film will not be shot as a typical dramatic film, where the day's shooting begins with the director setting a schedule for the day, the film set is constructed and the props made ready, lighting is rigged, and the camera and sound recording equipment are set up. Instead, the film will consist of five separate components, interwoven to present the finished product: 1) archival footage, 2) interviews with members of Reich’s family members still living, 3) interviews with colleagues who worked with him during the years of the development of his orgonomic theories and practice in the United States, 4) interviews with their successors - practitioners who never knew Reich, but are familiar with the technical aspects of his work, and the politics that have limited and defined today’s version of his original work, and 5) interviews with former and present patients who have/have not received benefits from his work.

Sound is recorded on a separate apparatus from the film and they must be synched up in post-production. This includes the actual sound track from the interviews, the narrator’s voice-over, and any sound from the archives. There will be a nominal music track for filler, transition scenes, cut-backs, and so forth.

The crew will use cameras with digital technology for both sound and film tracks. All recorded tracks will be returned for review and the selective process. No editing will begin until all footage has been shot. The Director/Producers will then begin the editing process to assemble the collage, and coordinate the sound to the images.

We originally scheduled to start production in the Summer of 2007, but have been forced to move production back a few months due to conflicts in scheduling with potential interviewees for the film. In addition, three potential interviewees have died since we started this pre-production, and we are trying to locate replacements for the film.

Our production expenses are estimated at roughly $65,980 and include compensating our crew members at $35,500, as detailed above, renting a camera and equipment at $24,000, travel expenses at $5,760 and tape stock at $720. We expect to fund our camera rental expense through the sale of our common stock, just as we hope to compensate our crew members. As such, our only out-of-pocket expenses for production should include travel costs and tape stock for a total of $6,480.

By early 2008, we hope to have completed producing Fury on Earth. Following production thereafter, we expect to spend around $12,800 as originally budgeted in connection with developing a website, creating DVDs for marketing, obtaining insurance and providing for other contingencies. We intend to finance these expenditures through additional private equity financing.

Once post-production work is completed, we intend to engage in the film festivals and initial marketing of our film. Our Production Budget of $96,800 does not include a marketing and sales budget. The finished film will immediately be entered into various film festivals in the U.S. and abroad.  The fee for entering a film into a Festival competition is typically $200 - $300 per entry. We believe this is the most time-efficient and inexpensive means of 1) measuring audience response; 2) meeting film distributors, both domestic and foreign; and 3) formulating a public relations campaign with print, TV, and other media outlets.

We plan to market the initial film to cable television networks such as HBO, Showtime, and others that air controversial subjects. It may also fit in the genre of mainstream programs such as Oprah and Dr. Phil. Ideally, the program will be picked up as an episodic show, providing revenue from both rights sales for creating future broadcasts, and from the airing of the pilot program. A website and online store for the film are expected to generate revenue as well.

Total marketing and distribution costs are estimated at $10,000. We hope to reduce out-of-pocket expenses by entering into a distribution agreement with a distributor who will market and distribute the film in exchange for a percentage of royalties.  This means that additional out-of-pocket expense for Marketing and Sales would be minimal.  If we are unable to contract with a distributor, we intend to finance these expenditures through additional private equity financing.

We expect that Fury on Earth will be circulated as an independent feature documentary to a number of film festivals around the world.

Pagan Wisdom: A brief history of medicine before Big Brother

Our next objective in the next twelve months is to complete the conception phase and enter into the pre-production phase of our tentatively titled film “Pagan Wisdom: A brief history of medicine before Big Brother.” This documentary will reveal the history and basis for many of the medical treatments considered alternative today. Many of the herbal and natural treatments dismissed out of hand by the modern medical community have cured untold numbers of patients for thousands of years, and we have found that there is a large and growing percentage of the population that is interested in being educated regarding these alternative to modern treatment plans. We plan to hire a scriptwriter for Pagan Wisdom by September 2007 and have the script completed within three months, by December 2007. We expect to pay $5,000 to script this documentary film and enter into the pre-production stage in January 2008.

Employees

We have no employees as of the date of this prospectus other than our president and CEO, Ms. Virginia F. Perry. We plan to conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Results of Operations for the three and six months ended February 28, 2007 and 2006

We did not earn any revenues from inception through the period ending February 28, 2007. We do not anticipate generating revenue until we have completed production of one or more documentary movies, and have found a venue for public viewing. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred operating expenses in the amount of $6,636 for the three months ended February 28, 2007, compared to operating expenses of $1,250 for the three months ended February 28, 2006. We incurred operating expenses in the amount of $15,116 for the six months ended February 28, 2007, compared to operating expenses of $2,500 for the six months ended February 28, 2006. These operating expenses primarily include general and administrative expenses and professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the production of documentary films in accordance with our business plan and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

We incurred other expenses in the amount of $505 for the three months ended February 28, 2007, compared to other expenses of $1,017 for the three months ended February 28, 2006. We incurred other expenses in the amount of $1,243 for the six months ended February 28, 2007, compared to other expenses of $2,035 for the six months ended February 28, 2006. For the three and six months ended February 28, 2007, other expenses are a product of interest expenses less interest income. For the three and six months ended February 28, 2006, other expenses are solely a product of interest expenses.

We incurred a net loss of $7,141 for the three months ended February 28, 2007, compared to $2,267 for the three months ended February 28, 2006. We incurred a net loss of $16,359 for the six months ended February 28, 2007, compared to $4,535 for the six months ended February 28, 2006. Our losses for the three and six months ended February 28, 2007 and 2006 are attributable to operating expenses and other expenses.

Liquidity and Capital Resources

We expect to incur the following expenses in the next twelve months:

1.
Fury on Earth ($6,480). We have estimated a total of $66,080 in our Projected Budget for the next twelve months. Although the Projected Budget for Fury on Earth amounts to a total of $96,000, we have already expended $15,000 on a script for the film, and $15,600 is associated with post-production expenses that will be incurred beyond the next twelve months. The majority of the remaining $66,080 in expenses is expected to be funded through the sale of our common stock and/or royalty grants, leaving a total of $6,480 in approximate out-of-pocket costs for Fury on Earth.

2.	Pagan Wisdom ($5,000). We intend to incur $5,000 developing a script on Pagan Wisdom in the next twelve months.

3.	Operating Expenses ($10,000). We expect to incur approximately $10,000 in connection with accounting and legal professionals and general operating expenses in the next twelve months.

We had current assets in the amount of $17,226 as of February 28, 2007, consisting wholly of cash in the bank. Our current liabilities were $79,790 as of February 28, 2007, consisting of $1,350 in accounts payable and $78,440 in accrued liabilities. As such, we have a working capital deficit of $62,564 as of February 28, 2007. In addition, we have no external sources of liquidity as of February 28, 2007.

Our current liabilities that contribute to our working capital deficient are comprised of accounts payable of $1,350 and accrued liabilities of $78,440. We have a $50,000 note payable that was recently extended to mature on December 1, 2012, moving the obligation into long-term debt, and thus not in the computation of working capital so that it will not affect our cash needs for the next twelve months. However, we have accrued $26,495 of interest on the note as of February 28, 2007, which represents nearly one-third of the $78,440 in accrued expenses. The remaining two-thirds of the $78,440 in accrued expenses is represented by the accrued salary of Ms. Virginia Perry in the amount of $35,000, and an advance by Ms. Perry to our company in the amount of $16,945. The accrued salary and advance do not bear interest and are payable upon demand. Although there is no written obligation requiring her to do so, Ms. Perry does not intend to demand repayment of these company debts until we are in a position to do so without harming our business operations. This means that Ms. Perry only intends to demand repayment when we are profitable and cash-flow positive in operating activities.

For the reasons stated above, we believe that our working capital deficit will not affect our cash needs for the next twelve months. We have $17,226 in the bank for expenses in the next twelve months. Thus, we believe that we have sufficient capital resources to sustain our operations for the next twelve months without having to raise additional capital. These resources should be depleted in early 2008 with the introduction of our post-production and marketing expenses for Fury on Earth. If our business plan requires more cash than we expect, we will have to raise additional funds sooner. If we need additional cash and cannot raise it we will either be required to suspend filmmaking activities until we do raise the cash, or cease activities entirely. We have not attained profitable operations and, in the long term, may be dependent upon obtaining financing to pursue film production activities if we are unable to achieve revenues from Fury on Earth or our expenses exceed any revenues that we may receive from the film. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of February 28, 2007, there were no off balance sheet arrangements.

Going Concern

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. The ability of us to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for us by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of our plans.

The ability of us to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Virginia F. Perry. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2007, the registration statement filed on Form SB-2 (Commission file number 333-137755) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 5,400,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Asset Purchase Agreement, dated November 30, 2005(1)
10.2	Writer Employment Agreement, dated January 15, 2006(1)
10.3	Addendum Agreement, dated December 1, 2006(2)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously filed on Form SB-2 dated October 3, 2006.
(2)	Previously filed on Form SB-2/A dated January 5, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bridgefilms, Inc.

Date:	April 30, 2007

By: /s/ Virginia F. Perry Virginia F. Perry Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director