Form 10QSB
period 2007-05-31
Bridgefilms, Inc.
filed 2007-07-16
CIK 1376668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,900,000 common shares as of June 29, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheets as of May 31, 2007 and August 31, 2006;
F-2	Statements of Operations for the three and nine months ended May 31, 2007 and 2006 and period from inception through May 31, 2007;
F-3	Statements of Cash Flows for the nine months ended May 31, 2007 and 2006 period from inception through May 31, 2007;
F-4	Notes to Condensed Financial Statements;

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

BRIDGEFILMS, INC.
Balance Sheets

ASSETS	May 31, 2007	August 31, 2006
	(Unaudited)
CURRENT ASSETS

Cash	$4,007	$25,540
Notes receivable	-	7,000

Total Current Assets	4,007	32,540

OTHER ASSETS

Film production costs	65,000	65,000

Total Other Assets	65,000	65,000

TOTAL ASSETS	$69,007	$97,540

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,633	$1,805
Accrued liabilities	79,190	76,940
Notes payable	-	50,000

Total Current Liabilities	80,823	128,745

LONG-TERM DEBT	50,000	-

TOTAL LIABILITIES	130,823	128,745

STOCKHOLDERS' EQUITY

Common stock, no par value; 100,000,000 shares authorized; 10,900,000 shares issued and outstanding, respectively	10,900	10,900
Additional paid-in capital	4,264	4,264
Deficit accumulated during the development stage	(76,980)	(46,369)

Total Stockholders' Equity	(61,816)	(31,205)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,007	$97,540

The accompanying notes are an integral part of these condensed financial statements.

BRIDGEFILMS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended May 31, 2007		For the Nine Months Ended May 31,		From Inception of Development Stage Through May
	2007	2006	2007	2006	31, 2007

REVENUES	$-	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative	940	1,250	1,301	3,750	44,432
Professional fees	12,562	-	27,317	-	29,817

Total Expenses	13,502	1,250	28,618	3,750	74,249

LOSS FROM OPERATIONS	(13,502)	(1,250)	(28,618)	(3,750)	(74,249)

OTHER INCOME (EXPENSES)

Interest expense	(750)	(1,017)	(2,250)	(3,052)	(3,030)
Interest income	-	-	257	-	299

Total Other Income (Expenses)	(750)	(1,017)	(1,993)	(3,052)	(2,731)

NET LOSS	$(14,252)	$(2,267)	$(30,611)	$(6,802)	$(76,980)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,900,000	10,900,000	10,900,000	10,900,000

The accompanying notes are an integral part of these condensed financial statements.

BRIDGEFILMS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended May 31,		From Inception of Development Stage Through May
	2007	2006	31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(30,611)	$(6,802)	$(76,980)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	2,078	6,802	20,828

Net Cash Used by Operating Activities	(28,533)	-	(55,652)

CASH FLOWS FROM INVESTING ACTIVITIES

Film costs incurrred	-	-	-

Net Cash Used by Investing Activities	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Notes receivable issued	-	-	(7,000)
Collection of notes receivable	7,000	-	7,000
Common stock issued for cash	-	-	59,000

Net Cash Provided by Financing Activities	7,000	-	59,000

NET INCREASE (DECREASE) IN CASH	(21,533)	-	3,348

CASH AT BEGINNING OF PERIOD	25,540	-	659

CASH AT END OF PERIOD	$4,007	$-	$4,007

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these condensed financial statements.

BRIDGEFILMS, INC.
Notes to the Condensed Financial Statements
May 31, 2007 and August 31, 2006

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2006 audited financial statements. The results of operations for the periods ended May 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

Our next step in the pre-production phase is interviewing to fill the director, camera crew, sound crew and assistant positions for the film. Ms. Perry will be producing the film, but we will subcontract most of the crew work to independent contractors. Total staff costs for the film will amount to roughly $35,500. We have completed the interview process and have committed to hiring the crew, staff, and production team. We are still going over the terms of engagement, however, but we hope to compensate our film crew with shares of our common stock in lieu of cash. With a “stake” in the overall success and reputation of the film, we believe that our future crew members will provide exceptional service as a result of this type of private equity compensation arrangement. Because of this approach, we do not believe the company will incur a significant amount of out-of-pocket expenses in connection with compensating our filmmaking personnel. We intend to value the common stock issued as compensation based on an arbitrary amount that has no bearing to our assets, earnings, book value or any other objective criteria of value - in all likelihood from the last sales price from our most recent private offering of stock. As we are still negotiating terms, we cannot know for certain whether any particular result will occur. If any one of our crew members insists on cash as part of their compensation package, these costs are expected to be contractually payable after the film is completed. Consequently, they will not come out of budgeted costs until early 2008 at the earliest.

Also prior to entering into the production phase, we will build the narrative for the documentary film at a recording studio. Although we have identified the studio and have the script, we have not yet hired a narrator, taped or edited sound feeds, and synchronized and streamed the finished narrative with our video footage. Although we have entered into informal discussions with a celebrity to narrate the film, we have not received a firm commitment. We plan to build the narrative at the sound studio in the private residence of a former associate of Frank Perry and friend of Mrs. Perry at no charge. If we use the voice of a professional, we expect this process to cost roughly $1,600. We have no commitments as of the date of this quarterly statement.

With the completion of the narrative and archival portions of the film, we will be ready to start production in October of 2007, or later depending on the date we are able to get a firm commitment from a narrator. This is the process where the movie is actually created and shot. The film will not be shot as a typical dramatic film, where the day's shooting begins with the director setting a schedule for the day, the film set is constructed and the props made ready, lighting is rigged, and the camera and sound recording equipment are set up. Instead, the film will consist of five separate components, interwoven to present the finished product: 1) archival footage, 2) interviews with members of Reich’s family members still living, 3) interviews with colleagues who worked with him during the years of the development of his orgonomic theories and practice in the United States, 4) interviews with their successors - practitioners who never knew Reich, but are familiar with the technical aspects of his work, and the politics that have limited and defined today’s version of his original work, and 5) interviews with former and present patients who have/have not received benefits from his work.

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

We originally scheduled to start production in the Summer of 2007, but have been forced to move production back a few months due to conflicts in scheduling with potential interviewees for the film. We have decided on interviewees and have them scheduled for Fall 2007, beginning in late September.

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

Pagan Wisdom: A brief history of medicine before Big Brother

Our next objective in the next twelve months is to complete the conception phase and enter into the pre-production phase of our tentatively titled film “Pagan Wisdom: A brief history of medicine before Big Brother.” This documentary will reveal the history and basis for many of the medical treatments considered alternative today. Many of the herbal and natural treatments dismissed out of hand by the modern medical community have cured untold numbers of patients for thousands of years, and we have found that there is a large and growing percentage of the population that is interested in being educated regarding these alternative to modern treatment plans. We have hired a scriptwriter for the film, Mr. Arthur Nevis, and he has agreed to perform the scriptwriting functions by the end of the year for consideration of $5,000.

Employees

We have no employees as of the date of this prospectus other than our president and CEO, Ms. Virginia F. Perry. We plan to conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Results of Operations for the three and nine months ended May 31, 2007 and 2006

We did not earn any revenues from inception through the period ending May 31, 2007. We do not anticipate generating revenue until we have completed production of one or more documentary movies, and have found a venue for public viewing. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred operating expenses in the amount of $13,502 for the three months ended May 31, 2007, compared to operating expenses of $1,250 for the three months ended May 31, 2006. We incurred operating expenses in the amount of $28,618 for the nine months ended May 31, 2007, compared to operating expenses of $3,750 for the nine months ended May 31, 2006. These operating expenses primarily include general and administrative expenses and professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the production of documentary films in accordance with our business plan and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

We incurred other expenses in the amount of $750 for the three months ended May 31, 2007, compared to other expenses of $1,017 for the three months ended May 31, 2006. We incurred other expenses in the amount of $1,993 for the nine months ended May 31, 2007, compared to other expenses of $3,052 for the nine months ended May 31, 2006. For the nine months ended May 31, 2007, other expenses are a product of interest expenses less interest income. For the three months ended May 31, 2007 and the three and nine months ended May 31, 2006, other expenses are solely a product of interest expenses.

We incurred a net loss of $14,252 for the three months ended May 31, 2007, compared to $2,267 for the three months ended May 31, 2006. We incurred a net loss of $30,611for the nine months ended May 31, 2007, compared to $6,802 for the nine months ended May 31, 2006. Our losses for the three and nine months ended May 31, 2007 and 2006 are attributable to operating expenses and other expenses.

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

We had current assets in the amount of $4,007 as of May 31, 2007, consisting wholly of cash in the bank. Our current liabilities were $80,823 as of May 31, 2007, consisting of $1,633 in accounts payable and $79,190 in accrued liabilities. As such, we have a working capital deficit of $76,816 as of May 31, 2007. In addition, we have no external sources of liquidity as of May 31, 2007.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of May 31, 2007, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Virginia F. Perry. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2007.

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

Bridgefilms, Inc.

Date:	July 13, 2007

By: /s/ Virginia F. Perry Virginia F. Perry Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director