Form 10KSB
period 2007-08-31
UTILITY INVESTMENT RECOVERY, INC.
filed 2007-11-28
CIK 1376668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number 333-137755

Utility Investment Recovery Inc.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street, Suite 880, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (970) 710-1799

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not Available

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 10,900,000 Common Shares as of August 31, 2007

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I
Item 1. Description of Business

Overview

We were incorporated on October 7, 2005 in Nevada for the purpose of producing independent film projects, both documentary and dramatic productions, on the subject of terminal disease in our society, particularly cancer. Our principal office is presently located at 50 West Liberty Street, Suite 880, Reno, NV 89501, and our production office is located at 130 Mountain Laurel Drive, Aspen CO 81611. Our fiscal year is ended August 31.

Until now, we have been in the business of creating and independently producing documentary and dramatic films about the impact of cancer and other degenerative diseases on the lives of a broad spectrum of individuals in our society. Our intent was to raise awareness of these diseases for the dual purposes of adding to the network of shared information about solutions and cures, and providing insight into the human physical, spiritual, and healing processes to the public in general and similarly afflicted victims in particular.

We intended to follow Frank Perry’s legacy under the direction of his widow, Virginia Ford Perry, and continue the production of films similar to “On the Bridge,” a documentary of Mr. Perry’s personal battle with cancer, for the furtherance of information and awareness about all aspects of the “War on Cancer” and other diseases.

We hoped to produce a film titled, “Fury on Earth: a Documentary of the Life of Wilhelm Reich,” about Wilhelm Reich (March 24, 1897 - November 3, 1957), an Austrian psychiatrist, psychoanalyst, and natural scientist. In fact, we have taken several active steps to produce the film. We signed a contract with Mr. Arthur Nevis, a well regarded biographer and novelist as a writer to develop the script and act as an advisor on the project. We researched and acquired Archival footage of Wilhelm Reich from old newsreels and documentaries to use as background in the documentary film. We have not, however, completed production of the documentary film. In this endeavor, we have struggled to put together terms of engagement with our film crew, to acquire licenses to use the footage, and to find a narrator for the film. As such, we have not entered into the production phase of completing the film. Moreover, our history of unprofitable operations has made it difficult to raise capital, to hire and retain employees and consultants, to contract for third party services, and to otherwise execute on our business plan.

With these obstacles, our board of directors has rethought moving forward with the company’s current line of business and approved a change in our business direction. We have entered into negotiations to acquire the business operations of Utility Investment Recovery, Inc., a South Carolina corporation (“UIR”). Moving forward in this direction, on November 26, 2007, we changed our name to Utility Investment Recover, Inc., a Nevada corporation. Notwithstanding the name change and extensive negotiations with UIR, we still have not finalized an acquisition transaction with that company. We anticipate that should such an opportunity arise, our business direction will change. There can be no assurance that our efforts to acquire such an opportunity will be successful.

To date, we have not earned any revenue as we have no current operations. We have exhausted our capital on operating expenses associated with producing our first film, and fulfilling our reporting obligations as a public company. Our efforts to obtain additional capital in order to further pursue our business plan have been unsuccessful. Our management is now actively looking for other business opportunities for us to pursue.

Item 2. Description of Property

We own no real property. Our principal office is presently located at 50 West Liberty Street, Suite 880, Reno, NV 89501, and our production office is located at 130 Mountain Laurel Drive, Aspen CO 81611.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “BFLM.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2007
Quarter Ended	High $	Low $
August 31, 2007	0	0
May 31, 2007	n/a	n/a
February 28, 2007	n/a	n/a
November 30, 2006	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of August 31, 2007, we had approximately thirty-eight (38) holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Overview

Our business plan since our inception has been to produce independent film projects, both documentary and dramatic productions, on the subject of terminal disease in our society, particularly cancer. To date we have not generated any revenue through the sale of completed film projects, nor have we completed any film projects.

Management has determined that it is not feasible to continue our current line of business. We have exhausted our capital on operating expenses associated with producing our first film, and fulfilling our reporting obligations as a public company. Our efforts to obtain additional capital in order to further pursue our business plan have been unsuccessful. Our management is now actively looking for other business opportunities for us to pursue.

Since inception, our business has not been profitable over any annual or quarterly period. As reflected in this annual report on Form 10KSB, we experienced a Net Loss of $38,715 for the year ended August 31, 2007, and a Net Loss of $46,369 for the year ended August 31, 2006. We have incurred a total net loss of $85,084 from inception on October 7, 2005 through August 31, 2007. Our history of Net Losses is due to significant General and Administrative Expenses,

Professional Fees, , and other expenses related to the pursuit of our business plan and maintenance of our business operations, coupled with a lack of revenue. This history of unprofitable operations has made it difficult to raise capital, to hire and retain employees and consultants, to contract for third party services, and to otherwise execute on our business plan.

We do not presently have any guaranteed customers or contracts for licensing or sales of any of our products. We presently lack the funds necessary to complete our current business plan relating to the production of our current and future film projects.

For these reasons, it has become clear to management that our current business plan is no longer viable. Therefore, we are currently working to identify and evaluate other business opportunities and make arrangements to acquire one that is consistent with our expertise and income needs. At the present time, our management is in active negotiations to acquire such an opportunity. We have entered into negotiations to acquire the business operations of Utility Investment Recovery, Inc., a South Carolina corporation (“UIR”). Moving forward in this direction, on November 26, 2007, we legally changed our name to Utility Investment Recover, Inc., a Nevada corporation. Notwithstanding the name change and extensive negotiations with UIR, we still have not finalized an acquisition transaction with that company. We anticipate that should such an opportunity arise, our business direction will change.

We can provide no assurance that we will be successful in acquiring this or any other business opportunity due to our limited working capital. We anticipate that even if we were to successfully negotiate an agreement to acquire a new business opportunity, we may require additional financing in order to enable us to complete the transaction. However, we can provide no assurance that we will be able to obtain any financing on acceptable terms, or at all. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds.

Purchase or Sale of Equipment

We do not have plans to purchase any significant equipment in the next twelve months.

Results of Operations for the Year Ended August 31, 2007 and 2006

We have not earned any revenues since our inception on October 7, 2005.

We incurred operating expenses in the amount of $35,972 for the year ended August 31, 2007, compared with $45,631 for the year ended August 31, 2006. We have incurred total operating expenses of $81,603 from inception on October 7, 2005 through August 31, 2007, consisting of Bank Charges of $102, Professional Fees of $31,577, Organizational Costs of $7,025, and General and Administrative Expenses of $42,899. We anticipate our operating expenses will increase as we undertake a business opportunity in the future.

We incurred a net loss of $38,715 for the year ended August 31, 2007, compared with $46,369 for the year ended August 31, 2006. We incurred a total net loss of $85,084 from inception on October 7, 2005 through August 31, 2007. Our losses for all periods are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2007, we had total current assets of $1,913, consisting entirely of cash. Our total current liabilities as of August 31, 2007 were $136,833. This amount consists of Accounts Payable, Notes Payable, and Accrued Liabilities. As a result, we had working capital deficit of $134,920 as of August 31, 2007.

Operating activities used $57,746 in cash for the period from inception (October 7, 2005) to August 31, 2007. Our net loss of $85,084 for this period was the primary component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended August 31, 2007.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital based upon the company’s desired plan of operation. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As discussed above, the completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. We do not anticipate meeting the financing requirements of our current business plan. Thus, we are currently negotiating to acquire other business opportunities, unrelated to our current business operations. We anticipate that we will also need additional financing to acquire another business. If we are unable to obtain additional financing, our business plan and our ability to acquire another business and continue as a going concern will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations or any plan of operations until such time as the necessary funds are raised in the equity securities market.

Off Balance Sheet Arrangements

As of August 31, 2007, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The financial statements accompanying this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheets as of August 31, 2007 and 2006

F-3	Statements of Operations - Year Ended August 31, 2007 and Eight Months Ended August 31,2006 and period from October 7, 2005 (Inception) to August 31, 2007

F-4	Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for period from October 7, 2005 (Inception) to August 31, 2007

F-5	Statements of Cash Flows - Year Ended August 31, 2007 and Eight Months Ended August 31,2006 and period from October 7, 2005 (Inception) to August 31, 2007

F-6	Notes to Financial Statements

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bridgefilms Inc
(A Development Stage Company)

We have audited the accompanying balance sheet of Bridgefilms Inc (A Development Stage Company) as of August 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows through August 31, 2007 and 2006 and from (inception) through August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridgefilms Inc (A Development Stage Company) as of August 31, 2007 and 2006 and the results of its operations and its cash flows through August 31, 2007 and 2006 and from inception through August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company’s needs among other things, additional capital resources this raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates Chartered
Moore & Associates Chartered
Las Vegas, Nevada
October 11, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

BRIDGEFILMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31, 2007	August 31, 2006

ASSETS

CURRENT ASSETS
Cash in bank	$1,913	$25,540
Notes receivable	-	7,000

TOTAL CURRENT ASSETS	1,913	32,540

OTHER ASSETS
Film production costs	65,000	65,000

TOTAL OTHER ASSETS	65,000	65,000

TOTAL ASSETS	$66,913	$97,540

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,893	$1,805
Notes payable	50,000	50,000
Accrued liabilities	84,940	76,940

TOTAL CURRENT LIABILITIES	136,833	128,745

LONG-TERM DEBT	-	-

TOTAL LIABILITIES	136,833	128,745

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value;
100,000,000 shares authorized, 10,900,000 and no shares issued and outstanding, respectively	10,900	10,900
Additional paid in capital	4,264	4,264
Accumulated deficit	(85,084)	(46,369)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(69,920)	(31,205)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$66,913	$97,540
The accompanying notes are an integral part of these financial statements

BRIDGEFILMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended August 31, 2007	For the Eight Months Ended August 31, 2006	From Inception of the Development Stage through August 31, 2007
REVENUES	$-	$-	$-

OPERATING EXPENSES

Bank charges	77	25	102
Professional fees	29,077	2,500	31,577
Organizational costs	-	7,025	7,025
General and administrative	6,818	36,081	42,899

TOTAL OPERATING EXPENSES	35,972	45,631	81,603

LOSS FROM OPERATIONS	35,972	45,631	81,603

OTHER INCOME (EXPENSE)
Interest income	257	42	299
Interest expense	(3,000)	(780)	(3,780)

TOTAL OTHER INCOME (EXPENSE)	(2,743)	(738)	(3,481)

NET LOSS	(38,715)	$(46,369)	$(85,084)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	10,900,000	10,900,000
The accompanying notes are an integral part of these financial statements

BRIDGEFILMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Shares Amount		Additional Paid in Capital (Deficit)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance December 31, 2003	-	$-	$-	$(26,252)	$(26,252)

Net loss for the year ended
December 31, 2004	-	-	-	(9,015)	(9,015)

Balance December 31, 2004	-	-	-	(35,267)	(35,267)

Recapitalization	-	-	(44,336)	44,336	-

Net loss for the year ended
December 31, 2005	-	-	-	(9,069)	(9,069)

Balance December 31, 2005	-	-	(44,336)	-	(44,336)

Shares issued for services
at $0.001 per share	500,000	500	-	-	500

Shares issued for cash
at $0.001 per share	5,000,000	5,000	-	-	5,000

Shares issued for cash
at $0.01 per share	5,400,000	5,400	48,600	-	54,000

Net loss for the eight months
ended August 31, 2006	-	-	-	(46,369)	(46,369)

Balance August 31, 2006	10,900,000	10,900	4,264	(46,369)	(31,205)

Net loss for the year
ended August 31, 2007	-	-	-	(38,715)	(38,715)

Balance August 31, 2007	10,900,000	$10,900	$4,264	$(85,084)	$(69,920)
The accompanying notes are an integral part of these financial statements

BRIDGEFILMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended August 31, 2007	For the Eight Months Ended August 31, 2006	From Inception of the Development Stage through August 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(38,715)	$(46,369)	$(85,084)

Adjustments to reconcile net income to
net cash provided by operating activities:
Common stock issued for services	-	500	500
Changes in operating assets and liabilities:
Increase in accounts payable	88	1,805	1,893
Increase in accrued liabilities	8,000	16,945	24,945

NET CASH PROVIDED BY OPERATING ACTIVITES	(30,627)	(27,119)	(57,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Film costs incurred	-	-	-

NET CASH (USED) BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable collected	7,000	-	7,000
Proceeds from common stock issued	-	59,000	59,000
Notes receivable issued	-	(7,000)	(7,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,000	52,000	59,000

NET INCREASE IN CASH	(23,627)	24,881	1,254

CASH - Beginning of period	25,540	659	659

CASH - End of period	$1,913	$25,540	$1,913

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-
The accompanying notes are an integral part of these financial statements

BRIDGEFILMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 and 2006

1. Summary of Significant Accounting Policies

Nature of Business
Bridgefilms, Inc. (the Company) was incorporated under the laws of the state of Nevada on October 7, 2005. The Company is a developmental stage corporation that is focused on film production.

Basis of Presentation

The Company acquired all of its assets and liabilities from The Bridgefilm Company, a not for profit entity. Accordingly, The Bridgefilm Company is accounted for as the predecessor to the Company and its historical financial statements are presented as those of the Company. Similarly, because The Bridgefilm Company had no ownership, the outstanding shares of the Company are used for purposes of determining basic loss per share.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2006 or 2007.

	(Loss) (Numerator)		Shares (Denominator)	Basic (Loss)	Per Share Amount

For the Eight Months Ended	$	$ (46,369)	10,900,000		$	$ (0.00
For the Year Ended	$	$ (38,715	10,900,000			$(0.00)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

BRIDGEFILMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

Comprehensive Income
The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended August 31, 2006 and 2007.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of August 31, 2006 and 2007.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109
Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

	August 31, 2006	August 31, 2007
Income tax expense at statutory rate	$18,084	$13,163
Common stock issued for services	(195)	-0-
Valuation allowance	(17,889)	(13,163)

Income tax expense per books	$-0-	$-0-

BRIDGEFILMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

Net deferred tax assets consist of the following components as of:

	August 31, 2006	August 31, 2007
NOL Carryover	$17,889	$31,052
Valuation allowance	(17,889)	(31,052)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America. The Company has adopted an August 31 fiscal year end.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

BRIDGEFILMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

BRIDGEFILMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 and 2006

2. COMMON STOCK
The Company has issued 10,900,000 shares of $0.001 par value common stock.

On November 30, 2005, the Company issued 500,000 shares of common stock for services valued at $0.001 per share. During January, 2006, the Company issued 5,000,000 shares of common stock for cash at $0.001 per share. From April through June 2006, the Company issued 5,400,000 shares of common stock for cash at $0.01 per share.

3. FILM PRODUCTION COSTS
The Company purchased on November 30, 2005, all the assets of the Bridgefilm Company, Inc., a non-profit corporation organized and existing under the laws of the State of New York. Among the assets purchased were a library of completed films and video documents, which included the full-length documentary “On the Bridge” about prostate cancer, and the unfinished biography of William Reich called “Fury on Earth”. The film production costs are recorded at their cost to the Company of $65,000.

4. AMORTIZATION OF FILM COSTS
The Company will amortize film costs when the films are released and the entity begins to recognize revenue from the film.

5. NOTE PAYABLE
This note was originally an obligation of the Bridgefilm Company, Inc. the New York non-profit corporation. The original note was issued in January 1992 personally by Frank Perry, its then President, for $100,000 and was used for the production of the film “On the Bridge”. Frank Perry died in 1995 and the note was subsequently assumed by his Company in January 1997 and discounted to $50,000 with interest being accrued at 6%. The Company assumed this liability along with the other debts and liabilities of the The Bridgefilm Company, Inc. The note is due upon demand and unsecured. The Company has accrued $27,995 of interest on the note as of August 31, 2007.

6. GOING CONCERN
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

BRIDGEFILMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 and 2006

6. GOING CONCERN (Continued)
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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mrs. Virginia F. Perry. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended August 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Virginia F. Perry	President, Director, Treasurer (Principal Accounting Officer) and Secretary	52	October 7, 2005

Set forth below is a brief description of the background and business experience of executive officers and directors.

Virginia Ford Perry Mrs. Perry is our sole director and also serves as our President, Secretary and Treasurer. Since joining us at inception in October 2005, Mrs. Perry has been and will continue to be responsible for the day to day management of our Company. Mrs. Perry was co-founder of The Bridgefilm Company, Inc., a 1991 non-for-profit New York company. She served as Executive Producer and Marketing Director of “On the Bridge” which was shown at nine film festivals upon its initial release and received a standing ovation at the Venice Film Festival. She served as production consultant to Hallmark Films’ acquisition and production of Truman Capote’s “A Christmas Memory” in 1997. She has recently served as marketing and production consultant for the latest production of “Diary of a Mad Housewife” originally produced and directed by Frank Perry in 1969. She has negotiated and acquired the rights to two properties in the historical space of the degenerative disease industry; a biography of Wilhelm Reich, an early pioneer in the creation of a cure for cancer; and a documentary on the history of alternative medicine and the changing face of degenerative disease in America over the last two hundred years.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from our director and officer.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending August 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended August 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

As of August 31, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended August 31, 2007 and 2006.

We do not pay to our directors or officers any salary or consulting fee. We anticipate that compensation may be paid to officers in the event our formula becomes marketable.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Virginia F. Perry, President	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Narrative Disclosure to the Summary Compensation Table

We do not compensate our executive officers by the payment of salaries or bonus compensation.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Virginia F. Perry	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of August 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Virginia F. Perry	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2007, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Virginia F. Perry 130 Mountain Laurel Drive Aspen, CO 81611	5,500,000	50.4%
Total of all directors and executive officers		5,500,000	50.4%

(1)
The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

(2)	The percent of class is based on 10,900,000 shares of common stock issued and outstanding as of August 31, 2007.

Item 12. Certain Relationships and Related Transactions

Except as follows, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

▪	Any of our directors or officers;
▪	Any person proposed as a nominee for election as a director;
▪	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
▪	Any of our promoters;
▪	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

On or about November 30, 2005, we entered into an Asset Purchase Agreement and acquired all the assets and liabilities from a New York non-profit corporation, also known as The Bridgefilm Company, Inc, for consideration of 500,000 shares of our common stock. Our sole officer and director, Virginia F. Perry, was the sole shareholder of The Bridgefilm Company, Inc., and thus, received the entire 500,000 share distribution under the agreement.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
23.1	Consent of Moore & Associates
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on October 3, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended August 31, 2007 and 2006 were approximately $7,000 and $2,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended August 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended August 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bridgefilms, Inc.

By:	/s/ Virginia F. Perry

Virginia F. Perry
President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Executive Officer, Treasurer (Principal Accounting Officer), Secretary and Director

November 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Virginia F. Perry

Virginia F. Perry
President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Executive Officer, Treasurer (Principal Accounting Officer), Secretary and Director

November 27, 2007