Form 10QSB
period 2007-11-30
UTILITY INVESTMENT RECOVERY, INC.
filed 2008-01-02
CIK 1376668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-137755

Utility Investment Recovery, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 West Liberty Street, Suite 880 Reno, Nevada 89501
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,900,000 common shares as of November 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of November 30, 2007;

F-2	Statements of Operations for the three months ended November 30, 2007 and 2006 and period from inception (October 7, 2005) to November 30, 2007;

F-3	Statements of Cash Flows for the three months ended November 30, 2007 and 2006 and period from inception (October 7, 2005) to November 30, 2007;

F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

UTILITY INVESTMENT RECOVERY, INC.
(FKA BRIDGEFILMS, INC.)
Balance Sheets

ASSETS

	November 30, 2007	August 31, 2007
CURRENT ASSETS	(Unaudited)

Cash	$319	$1,913
Notes receivable	-	-

Total Current Assets	319	1,913

OTHER ASSETS

Film production costs	-	65,000

Total Other Assets	-	65,000

TOTAL ASSETS	$319	$66,913

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,380	$1,893
Accrued liabilities	-	84,940
Notes payable	-	50,000

Total Current Liabilities	3,380	136,833

LONG-TERM DEBT	-	-

TOTAL LIABILITIES	3,380	136,833

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, no par value; 100,000,000 shares authorized; 10,900,000 shares issued and outstanding, respectively	10,900	10,900
Additional paid-in capital	139,204	4,264
Deficit accumulated during the development stage	(153,165)	(85,084)

Total Stockholders' Equity (Deficit)	(3,061)	(69,920)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$319	$66,913
The accompanying notes are an integral part of these condensed financial statements.

UTILITY INVESTMENT RECOVERY, INC.
(FKA BRIDGEFILMS, INC.)
Statements of Operations
(Unaudited)

	For the Three Months Ended November 30		From Inception of Development Stage Through November
	2007	2006	30, 2007

REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative	1,594	225	33,171
Professional fees	1,487	8,255	51,513

Total Expenses	3,081	8,480	84,684

LOSS FROM OPERATIONS	(3,081)	(8,480)	(84,684)

OTHER INCOME (EXPENSES)

Impairment of asset	(65,000)	-	(65,000)
Interest expense	-	(750)	(3,780)
Interest income	-	12	299

Total Other Income (Expenses)	(65,000)	(738)	(68,481)

NET LOSS	$(68,081)	$(9,218)	$(153,165)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	10,900,000	10,900,000
The accompanying notes are an integral part of these condensed financial statements.

UTILITY INVESTMENT RECOVERY, INC.
(FKA BRIDGEFILMS, INC.)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended November 30,		From Inception of Development Stage Through November
	2007	2006	30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(68,081)	$(9,218)	$(153,165)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	500
Impairment of asset	65,000	-	65,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and
and accrued expenses	1,487	1,795	28,325

Net Cash Used by Operating Activities	(1,594)	(7,423)	(59,340)

CASH FLOWS FROM INVESTING ACTIVITIES

Film costs incurrred	-	-	-

Net Cash Used by Investing Activities	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Notes receivable issued	-	-	(7,000)
Collection of notes receivable	-	7,000	7,000
Common stock issued for cash	-	-	59,000

Net Cash Provided by Financing Activities	-	7,000	59,000

NET INCREASE (DECREASE) IN CASH	(1,594)	(423)	(340)

CASH AT BEGINNING OF PERIOD	1,913	25,540	659

CASH AT END OF PERIOD	$319	$25,117	$319

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	-	-	-
Non Cash Financing Activities:
Contributed capital	$139,204	$-	$139,204
The accompanying notes are an integral part of these condensed financial statements.

BRIDGEFILMS, INC.
Notes to the Condensed Financial Statements
November 30, 2007 and August 31, 2007

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2007 audited financial statements. The results of operations for the periods ended November 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

Overview

Recent Developments

Effective November 29, 2007, Ms. Virginia F. Perry resigned as an officer and as a member of our Board of directors. On November 29, 2007, the Board of Directors appointed Mr. Joseph L. DeFrancisci to act as our President and Chief Executive Officer, and on December 11, 2007 the Board of Directors appointed Mr. DeFrancisci as a member of the Board of Directors where he shall serve until the next annual meeting of the shareholders or until removed by other actions as allowed by the corporate laws.

Plan of Operation

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

Since inception, our business has not been profitable over any annual or quarterly period. As reflected in this quarterly report on Form 10-QSB, we experienced a total net loss of $153,165 from inception on October 7, 2005 through November 30, 2007. Our history of net losses is due to significant general and administrative expenses, professional fees, and other expenses related to the pursuit of our business plan and maintenance of our business operations, coupled with a lack of revenue. This history of unprofitable operations has made it difficult to raise capital, to hire and retain employees and consultants, to contract for third party services, and to otherwise execute on our business plan.

We do not presently have any guaranteed customers or contracts for licensing or sales of any of our products. We presently lack the funds necessary to complete our current business plan relating to the production of our current and future film projects.

For these reasons, it has become clear to management that our current business plan is no longer viable. Therefore, we are currently working to identify and evaluate other business opportunities and make arrangements to acquire one that is consistent with our expertise and income needs. During the current reporting period, our management was in active negotiations to acquire such an opportunity. We entered into negotiations to acquire the business operations of Utility Investment Recovery, Inc., a South Carolina corporation (“UIR”). Moving forward in this direction, on November 26, 2007, we legally changed our name to Utility Investment Recover, Inc., a Nevada corporation. Notwithstanding the name change and extensive negotiations with UIR, we were unable to enter into a formal acquisition agreement. We are no longer pursuing a business opportunity with UIR.

We can provide no assurance that we will be successful in acquiring any business opportunity due to our limited working capital. We anticipate that even if we were to successfully negotiate an agreement to acquire a new business opportunity, we may require additional financing in order to enable us to complete the transaction. However, we can provide no assurance that we will be able to obtain any financing on acceptable terms, or at all. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds.

Purchase or Sale of Equipment

We do not have plans to purchase any significant equipment in the next twelve months.

Results of Operations for the three months ended November 30, 2007 and 2006 and period from inception (October 7, 2005) to November 30, 2007

We have not earned any revenues since our inception on October 7, 2005. We do not plan on obtaining any revenue until we are able to successful acquire a viable business opportunity for our company.

We incurred operating expenses in the amount of $3,081 for the three months ended November 30, 2007, compared with $8,480 for the three months ended November 30, 2006. We have incurred total operating expenses of $84,684 from inception on October 7, 2005 through November 30, 2007, consisting of Professional Fees of $33,171 and General and Administrative Expenses of $51,513. We anticipate our operating expenses will increase as we undertake a business opportunity in the future.

During the three months ended November 30, 2007, we recorded an impairment of our capitalized film costs of $65,000 under other expenses as we determined to seek other business opportunities outside of the film industry. This figure is compared with other expenses of $738 mainly comprised of interest expenses for the three months ended November 30, 2006.

We incurred a net loss of $68,081 for the three months ended November 30, 2007, compared with $9,218 for the three months ended November 30, 2006. We incurred a total net loss of $153,165 from inception on October 7, 2005 through November 30, 2007. Our losses for all periods are attributable to operating and other expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of November 30, 2007, we had total current assets of $319, consisting entirely of cash. Our total current liabilities as of November 30, 2007 were $3,380. This amount consists of Accounts Payable and Accrued Liabilities. As a result, we had working capital deficit of $3,061 as of November 30, 2007. During the quarter ended November 30, 2007, the Company received $139,204 in contributed capital from its shareholders through the forgiveness of debt.

Operating activities used $59,340 in cash for the period from inception (October 7, 2005) to November 30, 2007. Our net loss of $153,165 for this period was the primary component of our negative operating cash flow.

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

Off Balance Sheet Arrangements

As of November 30, 2007, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Joseph L. DeFrancisci. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2007.

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

Utility Investment Recovery, Inc.

Date:	January 2, 2008

By: /s/ Joseph L. DeFrancisci Joseph L. DeFrancisci Title: Chief Executive Officer and Director