Form 10KSB
period 2008-02-29
GENERAL AUTOMOTIVE CO
filed 2008-04-14
CIK 1376668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number: 333-137755

General Automotive Company
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5422 Carrier Drive, Suite 309 Orlando, FL	32819
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 407-363-4474

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State issuer’s revenue for its most recent fiscal year.  $15,292,780

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.   $0.00 as of March 31, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,056,663 as of April 4, 2008.

Transitional Small Business Disclosure Format (Check One):  Yes: __; No  X

 PART I

Item 1.   Description of Business

Business Development

We were originally incorporated on October 7, 2005 in Nevada, as Bridgefilms, Inc., for the purpose of producing independent film projects, both documentary and dramatic productions, on the subject of terminal disease in our society, particularly cancer. Upon determining that we could not compete effectively in that industry, we changed our name to Utility Investment Recovery, Inc. on November 26, 2007 in anticipation of a business combination transaction that was never consummated. On February 22, 2008, we completed a reverse merger (the “Merger) with a private Nevada corporation, Global Automotive Supply, Inc. (“GAS Nevada”), who was considered the accounting acquirer in the Merger. As a result of that transaction, we assumed the business operations of GAS Nevada and changed our name to “General Automotive Company” (“GAC”). We reported the Merger and the related transactions on a current report on Form 8-K, filed February 28, 2008. We are currently in the business of providing mobile electronics, conventional auto parts, and accessories directly to auto manufacturers, vehicle processing centers, and major distributors, both domestically and internationally. Our principal executive offices are located at 5422 Carrier Drive, Suite 309, Orlando, FL 32819.

Our business model now focuses on automotive sales and distribution in two main categories, which are serviced by our two wholly-owned subsidiaries. The first wholly-owned subsidiary is Global Parts Direct, Inc., a Florida corporation (“GPD”), which provides auto sound, mobile video, and mobile electronics to auto manufacturers and dealerships. We acquired GPD in October of 2005. OE Source L.C., a Florida limited liability company (“OES”), our second wholly-owned subsidiary, focuses on purchasing, selling and distributing engine management products and other traditional auto parts to the largest US distributors. We acquired OES in January of 2007.

Description of Business

We are a provider of Original Equipment (“OE”) and aftermarket automotive parts, mobile electronics, and related automotive products at multiple levels of distribution throughout the United States and internationally. Through our two wholly-owned subsidiaries, GPD and OES, we have focused our efforts on utilizing our relationships with manufacturers in China, Korea and Japan to bring state-of-the-art automotive parts, accessories and products to automobile manufacturers and major parts distributors in the U.S.

Our wholly-owned subsidiary, GPD, is presently rated as an approved Original Equipment Manufacturer (“OEM”) and supplier with Chrysler LLC (“Chrysler”), and we have distribution relationships with large international distributors through both of our subsidiaries. We also have sales personnel, as well as office/warehouse facilities in Orlando, FL, and Phoenix, AZ. We currently have twelve employees. Five of these individuals are employees of OES, three work for GPD, and four are employees of GAC.

Global Parts Direct, Inc. (“GPD”):

GPD is considered a co-manufacturer of Original Equipment automotive electronics by Chrysler and others. Specifically, we import our products from manufacturers in Korea and finish the products by packaging them with brackets and installation kits at our facility in Arizona. GPD is recognized by Chrysler as an approved supplier, and currently provides the automaker with 7” DVD players, 10” DVD players, monitors, back up camera systems, iPod holders and other products and accessories. Our general plan for GPD is to work to expand its relationships with Chrysler as well as other original equipment manufacturers in Detroit, Michigan and overseas, from which they purchase some products for resale and distribution.

The predecessor to GPD, Promise Mobile Electronics (PME), was first established in 1995 in the state of Washington as Rapids Incorporated. Rapids Incorporated developed programmable defrost and cooling systems for vehicles with obtained patents (US Patent #5791407 and Canadian Patent #2258839). As the company made the transition to PME, it began to develop products and systems focusing on two-way vehicle security and safety. Although we still own the intellectual property developed by Rapids Incorporated, we no longer utilize it, and the patents are no longer a part of our business plan.

GPD’s current product line includes backup view camera systems and all-in-one overhead DVD mobile entertainment systems. In March 2004, GPD was awarded Tier 1 supplier status by Chrysler, an approved supplier status that it still enjoys. After the launch in September 2004 of its first Original Equipment product, a 7" all-in-one overhead DVD player for the Dodge Ram, PME sold its business assets, including the Original Equipment distribution business to Global Parts Direct, which became one of our wholly-owned subsidiaries in October of 2005. In November 2005, Global Parts Direct began supplying the 10” all-in-one DVD Player for Chrysler. GPD continues to solicit other OEM’s as they search for additional products that they can distribute to Chrysler.

OE Source (“OES”):

OES is our second wholly-owned subsidiary, selling conventional auto parts that it imports directly from manufacturers, consolidators and distributors in the Far East to major customers in the United States. OES currently offers a suite of automotive engine management parts to large US Distributors. These distributors then resell our products to automakers, dealerships, automotive repair shops, and retail outlets. OES specializes in and focuses on engine management products such as Oxygen Sensors and throttle position sensors, as well as other key under hood and brake systems components.

OES has grown rapidly since its inception in 2004, and our plan is to promote further growth during the next three to five years. During this period, OES will attempt to expand its customer base by increasing its sourcing and supply chain capabilities, adding employees to supplier identification and qualification, auditing, and supply chain management tasks.  We acquired the operations and assets of OES as a wholly-owned subsidiary in January of 2007.

Industry Overviews

Original Equipment Manufacturers

The automotive OEM industry is the segment of the automotive industry that develops, manufactures, and provides parts to auto manufacturers to include in their products. The components in an automobile are rarely manufactured by the carmaker itself. Rather, they are purchased from OEMs, branded as the carmaker’s own by the OEM, and installed during the production process on automobile production assembly lines. This allows carmakers to focus on their core competencies and has created a significant industry for the manufacture of parts for the major automakers. These automakers have standards of quality, price, and service, and based upon those standards, approve a certain number of distributors and suppliers to provide parts for their vehicles. Those suppliers may, in turn, either purchase the parts they supply or manufacture the parts themselves. Either way, they must ensure that the automakers’ standards are being met, or risk losing their position as an approved supplier to the automaker.

Automotive Accessories

The global automobile accessory market is highly fragmented and not dominated by a few large participants. Meanwhile, the market for automobile manufacturing is capital intensive and dominated by a limited number of large global participants. Competitive pressures among vehicle manufacturers have evolved so that the manufacturers often add options to their vehicles at vehicle processing centers or at the dealer and not during the initial manufacturing process at the assembly line. These options packages are commonly referred to as “upfit” or "dealer installed" option packages. Most of GPD’s current products are option packages or a subset of option packages installed at Chrysler’s vehicle processing centers.

Vehicle processing centers are typically owned either by automobile manufacturers or independent third parties. These centers focus on distributing accessorized automobiles into the retail dealership network. The vehicle processing centers do not design and manufacture the option packages. Instead, the vehicle processing centers have employees who will install any available accessory for a particular vehicle. As such, any vehicle received by the vehicle processing centers in North America can be accessorized before it goes into the respective domestic retail dealer distribution network.

Vehicle manufacturers and the vehicle processing centers rely on GPD and other approved suppliers to propose, design, manufacture and deliver the accessory packages that are in demand by retail automobile buyers. The vehicle processing centers operate under quality control programs similar or equal to the manufacturer's on-line production facilities. Therefore, process stability, quality control issues and other related procedures are a crucial component of a successful relationship with the processing centers. The vehicle processing centers that will market particular vehicles into the dealer network are responsible for requesting, approving, and ultimately paying for the accessory packages.

According to the National Automobile Dealers’ Association (NADA) there are over 15,000,000 new cars manufactured each year in the United States. A growing percentage of those cars include a mobile electronics or entertainment package such as a DVD player, back up camera system, navigation system, or telematics system. According to the Consumer Electronics Association (CEA), mobile electronics is a rapidly evolving industry encompassing audio, video, multimedia and telematics. The U.S. market for mobile electronics is a $6 billion industry.

Automotive Aftermarket

The automotive aftermarket is the segment of the automotive industry concerned with the manufacturing, remanufacturing, distribution, retailing, and installation of all vehicle parts, chemicals, tools, equipment and accessories for use with vehicles of every type after the manufacturer has completed the production process. Estimated as a $265 billion market in the United States, the aftermarket is a major US industry, encompassing parts for replacement, collision, appearance and performance. The aftermarket industry provides a wide variety of parts of varying qualities and prices for nearly all vehicle makes and models on the road and employs 4.54 million people in the United States at manufacturers, distributors, retailers and repair shops. According to the Aftermarket Automotive Industry Association, due to mandated Federal government regulations, engine management products have become and are anticipated to remain one of the fastest growing segments within the aftermarket automotive parts industry. This segment of the industry utilizes OEMs to provide replacement parts for repairs and upgrades to dealers, auto repair shops, and retail outlets.

Competition

The automotive parts supply industry is highly fragmented and extremely competitive. There are a large number of competitors in this market with significantly greater resources and experience than we have. However, the market is large, and very few competitors hold significant market share. Additionally, there are few barriers to entry for new companies entering the market and offering similar products or services. However, as a result of our direct relationship to manufacturers in Asia, we believe that we presently enjoy a competitive advantage in terms of quality and pricing that allows us to leverage these relationships into increased market share and profitability.

There are many competitors in GPD’s mobile electronics marketplace – including Sony, Invision, Audiovox, Alpine and Audiobahn. The market is particularly fragmented and none of these companies commands a significant share of the market. Also, we are able to offer lower pricing on a wide range of products than these competitors. GPD has been awarded supplier status, purchase orders and a supplier code with Chrysler in direct bidding with many other companies in the marketplace, including those listed above, thus demonstrating our ability to compete effectively in the marketplace.

There are five major national competitors in OES’s engine management marketplace – Denso, NTK, Robert Bosch, AC Delco, Walker Supply. Each of these, as well as the other companies in the marketplace, focuses on a niche, as none is large enough to supply all facets of the automotive parts supply chain. We have been able to take advantage of our sourcing ability and relationships to create a demand for our products in the marketplace and cultivate a unique niche for our OES business as a specialist in procuring hard-to-find parts, particularly in the engine management segments of the industry.

We also compete with a number of well-established companies that manufacture and sell products similar to those that we distribute. Our mobile electronics products compete against factory-supplied audio components (including General Motors, Ford and Daimler Chrysler), security, and mobile video systems. Our mobile electronics products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood, Motorola and Pioneer.

As a distributor, the barriers to entry for a company to provide similar products and services are minimal, making it possible for new competitors to enter the market with relative ease. In addition, many of the existing and potential competitors have longer operating histories, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources. However, we have developed exclusive import arrangements with our tier-one manufacturers and can sell the products to dealerships at a very competitive price.

Patents and Intellectual Property

With the exception of the programmable defrost and cooling systems for vehicles (US Patent #5791407 and Canadian Patent #2258839) developed by GPD’s predecessor, Rapids Incorporated, we do not own any patent, trademark, or legally enforceable claim to proprietary intellectual property. (See “Risk Factors”). We do not currently, nor do we intend to, make use of the patents listed above.

Governmental Regulation

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the automotive electronics and accessories industry.  We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.  In general, the sale of our Products is not subject to special regulatory and/or supervisory requirements.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Employees

We have twelve (12) employees, primarily consisting of management, administrative, and warehouse personnel. Five of these individuals are employees of OES, three work for GPD, and four are employees of GAC. We have one contract sourcing person in China whom we currently retain as an independent contractor.  We also retain consultants to assist in operations on an as-needed, contract basis.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We currently have two wholly owned subsidiaries, Global Parts Direct, Inc., a Florida corporation (“GPD”), and OE Source L.C., a Florida limited liability company (“OES”).

Item 2.   Description of Property

Our principal executive offices are located at our warehouse at 5422 Carrier Drive, Suite 309, Orlando, FL 32819. We pay $5,088 per month to lease this property, and the lease is scheduled to expire on November 30, 2008. We have an additional warehouse at 1410 West 14th Street, Suite 102, Tempe AZ 85281. We pay $7,818 per month to lease this property, and this lease is also scheduled to expire on November 30, 2008. We do not have renewal options on either property, we anticipate that we will need to negotiate renewals or seek new properties in the next six to ten months. We do not own or lease any other significant property.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceedings where any officer, director, affiliate of owner of 5% or more of our common stock is adverse to us or where the amount of damages claimed, exclusive of interest and costs, exceeds ten percent of our current assets. Pursuant to the terms of the Merger, responsibility for any liability emerging from our pre-merger business relies wholly with our pre-merger management.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2007.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our authorized capital stock consists of 90,000,000 shares of common stock, $0.001 par value per share and 10,000,000 million shares of Preferred Stock, par value $0.001 per share. There were 14,056,663 shares of common stock issued and outstanding and 0 shares of Preferred Stock issued and outstanding as of April 4, 2008.

The Company's common stock trades on the OTC Bulletin Board under the symbol of "GNAU.OB".  Prior to March 10, 2008, the common stock traded under on the OTC Bulletin Board under the symbol of “UIRI.OB.”  As of March 13, 2008, the closing sale prices of the common stock was $0.00 per share. The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin Board for the last two fiscal years.

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
December 31, 2007	0	0
September 30, 2007	n/a	n/a
June 30, 2007	n/a	n/a
March 30, 2007	n/a	n/a

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
December 31, 2006	n/a	n/a
September 30, 2006	n/a	n/a
June 30, 2006	n/a	n/a
March 30, 2006	n/a	n/a

The quotations and ranges listed above were obtained from OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

As of April 4, 2008, we had 14,056,663 shares of our common stock issued and outstanding, held by 105 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information As of December 31, 2007
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total	0	0	0

(a)	No stock rights exist at December 31, 2007
(b)	No stock rights exist at December 31, 2007
(c)
Subsequent to the end of the reporting period, we signed an employment agreement with our President, Joe DeFrancisci. According to the terms of the agreement, in addition to his starting base salary of $220,000 per year, Mr. DeFrancisci will receive a stock grant equal to 5% of the issued and outstanding common stock in the company once the Merger and the currently ongoing private placement of our securities has closed.  We estimate the total grant at 750,000 shares, which will vest at a rate of 0.25% per quarter (37,500 shares per quarter).

We believe that it is important and beneficial to give employees and key consultants and advisors the opportunity to participate in ownership. Equity compensation, in addition to regular salaries, enables us to attract and retain highly qualified employees, consultants and advisors in an extremely competitive market.  Therefore, on March 28, 2008, after the end of the reporting period, our Board adopted a stock option plan.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

The following discussion reflects our plan of operation. This discussion should be read in conjunction with the audited financial statements of our accounting predecessor, GAS Nevada, for the fiscal years ended December 31, 2006 and December 31, 2007. This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10KSB.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation:

·	Our limited and unprofitable operating history;
·	the ability to raise additional capital to finance our activities;
·	legal and regulatory risks associated with the Merger;
·	the future trading of our common stock;
·	our ability to operate as a public company;
·	general economic and business conditions;
·	the volatility of our operating results and financial condition; and
·	our ability to attract or retain qualified senior scientific and management personnel.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-KSB.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

Overview

Our business model focuses on automotive parts sales and distribution in two main categories, which are serviced by our two wholly-owned subsidiaries. The first wholly-owned subsidiary is GPD, which provides auto sound, mobile video, and mobile electronics to auto manufacturers, vehicle processing centers, and major distributors. Our second wholly-owned subsidiary, OES, focuses on selling and distributing engine management products and other traditional auto parts to the largest US distributors.

Discussion and Analysis

As discussed in greater detail on a current report on our Form 8-K filed February 28, 2008, we entered into a Merger Agreement on February 22, 2008, with GAS Nevada whereby GAS Nevada merged with and into UIR Sub, and we subsequently merged with UIR Sub in a short-form merger transaction under Nevada law and, in connection with this short form merger, changed our name to General Automotive Company, effective February 22, 2008. As a result of the merger, in exchange for 100% of the outstanding capital stock of GAS Nevada, the former stockholders of GAS Nevada had the right to receive 8,149,535 shares of our common stock, which represented approximately 58.70% of our outstanding common stock following the Merger and related transactions. Thus, GAS Nevada is considered the accounting acquirer in the Merger, and all references to our financial and other history in this Form 10KSB, and in particular in the Management’s Discussion and Analysis section, refer to the history of GAS Nevada unless the context specifically indicates that we are referencing the businesses of Bridgefilms or UIR.

Prior to November 26, 2007, we were in the business of creating documentary films about terminal diseases. However, we were unable to complete post-production activities on our first film and determined to acquire new assets and change our business plan. Our intention is to carry on the business of GAS Nevada as our primary line of business, and to cease our prior business by terminating all operations associated with our prior business.

Through the Merger, we also acquired 100% interest in the two wholly-owned subsidiaries of GAS Nevada, GPD and OES, which are now our wholly-owned subsidiaries. All of our business operations are conducted through these two subsidiaries as described above (see “Description of Business”). Our combined Net Loss for the Year ended December 31, 2007 was $1,751,144 compared to $2,878,337 for the prior year. This decrease in our Net Loss was due primarily to the acquisition of OES on January 1, 2007.

Results of Operations for the Years Ended December 31, 2007 and December 31, 2006

We generated $15,292,780 in revenues during the year ended December 31, 2007, compared to $4,947,516 during the year ended December 31, 2006. The increase in revenues was due primarily to the acquisition of OE Source. We incurred expenses of $1,954,576, recorded the value of stock issued as compensation for services of $1,247,250 in addition to the Cost of Goods Sold of $13,271,384, resulting in a net loss from operations of $1,180,430 for the year ended December 31, 2007.

We incurred expenses of $2,033,563, recorded the value of stock issued as compensation for services of $1,374,107, in addition to the Cost of Goods Sold of $4,149,558 resulting in a net operating loss of $2,609,712 for the year ended December 31, 2006. While our Cost of Goods Sold increased both as a dollar value and as a percentage of income, our other expenses and stock based compensation decreased in both actual dollars and in proportion to revenue from the year ended December 31, 2006 to the year ended December 31, 2007, resulting in a lower net loss for 2007. The decrease in Cost of Goods Sold percentage was due primarily to the acquisition of OE Source which generally operates at higher gross margins. Selling, General & Administrative expenses was significantly reduced from 2006 to 2007 due to cost efficiencies and increased sales volume.  Each operating company has active programs to improve both revenue and cost structure for 2008.  We intend to further increase our margins by enhancing our sourcing efforts in Asia during 2008 and 2009.

Liquidity and Capital Resources

As of December 31, 2007, we had Current Assets in the amount of $3,759,376, consisting mostly of, accounts receivable, and inventory. On the same date, we had Current Liabilities of $9,471,367, consisting mostly of accounts payable, a bank line of credit, and notes. Thus, as of December 31, 2007, we had a working capital deficit of $5,711,991.

The conversion of approximately $5.7 million of notes payable into the common stock of GAS Nevada immediately prior to the Merger and the recent sale of 1,507,328 shares of our common stock for $1,350,500 in connection with our ongoing private placement better positions us to implement our business plan over the next twelve months.  If we determine that we do not presently have sufficient capital to fully fund our growth and development, we will seek additional capital through the financial markets.  In connection with raising this additional capital, we will incur appropriate accounting and legal fees.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

Item 7.   Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Consolidated Balance Sheets as of December 31, 2007 and 2006

F-3	Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006

F-4	Consolidated Statement of Stockholders’ Equity

F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

F-6	Notes to Consolidated Financial Statements

Independent Auditors’ Report

To the Stockholder and Board of Directors
Global Automotive Supply, Inc.

We have audited the accompanying consolidated balance sheets of Global Automotive Supply, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholder’s deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Automotive Supply, Inc. and Subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cross, Fernandez & Riley, LLP
Certified Public Accountants
February 10, 2008

Global Automotive Supply, Inc. and Subsidiaries
Consolidated Balance Sheets

December 31,	2007	2006

Assets (Note 7)

Current assets:
Cash and cash equivalents	$600	$170,556
Accounts receivable	2,399,956	399,414
Inventories	1,358,820	442,723

Total current assets	3,759,376	1,012,693

Property, plant and equipment, net (Note 4)	19,451	19,182
Customer relationship, net (Notes 3 and 5)	1,272,133	1,484,155
Other assets, net	114,183	77,778

	$5,165,143	$2,593,808

Liabilities and Shareholder’s Deficit

Current liabilities:
Accounts payable	$2,499,164	$342,187
Lines of credit (Note 7)	1,526,589	226,802
Accrued expenses (Note 6)	727,614	1,406,990
Notes payable to related parties, current portion (Note 8)	4,718,000	–

Total current liabilities	9,471,367	1,975,979

Notes payable to related parties, less current portion (Note 8)	2,653,867	3,700,000

Total liabilities	12,125,234	5,675,979

Commitments and contingencies (Note 11)	–	–

Shareholder’s deficit (Note 10):
Common stock; $0.001 par value; 75,000,000 shares authorized, 26,000,001 issued and outstanding at 2007 and 16,374,000 issued and outstanding at 2006	26,000	16,374
Additional paid-in capital	–	571,975
Accumulated deficit	(6,986,091)	(3,670,520)

Total shareholder’s deficit	(6,960,091)	(3,082,171)

	$5,165,143	$2,593,808

See accompanying notes to consolidated financial statements.

Global Automotive Supply, Inc. and Subsidiaries
Consolidated Statements of Operations

Year ended December 31,	2007	2006

Revenues	$15,292,780	$4,947,516
Costs of goods sold	(13,271,384)	(4,149,558)

Gross profit	2,021,396	797,958

Expenses:
Selling, general and administrative	1,954,576	2,033,563
Stock-based compensation (Note 10)	1,247,250	1,374,107

Loss from operations	(1,180,430)	(2,609,712)

Other income (expense):
Interest income	7,881	2,885
Interest expense	(585,841)	(272,240)
Other, net	7,246	730

Total other expense, net	(570,714)	(268,625)

Net loss	$(1,751,144)	$(2,878,337)

See accompanying notes to consolidated financial statements.

Global Automotive Supply, Inc. and Subsidiaries
Consolidated Statements of Shareholder's Deficit

	Common Stock Shares Value		Additional Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2005	10,000,000	$10,000	$190,001	$(792,183)	$(592,182)

Common stock issued in connection with stock-based compensation (Note 10)	2,600,000	2,600	309,400	–	312,000
Common stock issued in PME acquisition (Note 3)	3,774,000	3,774	72,574	–	76,348
Net loss	–	–	–	(2,878,337)	(2,878,337)

Balance, December 31, 2006	16,374,000	16,374	571,975	(3,670,520)	(3,082,171)

Common stock issued in connection with stock-based compensation (Note 10)	9,626,001	9,626	2,396,874	–	2,406,500
Recapitalization upon related party acquisition (Note 3)	–	–	(2,968,849)	(1,564,427)	(4,533,276)
Net loss	–	–	–	(1,751,144)	(1,751,144)

Balance, December 31, 2007	26,000,001	$26,000	$–	$(6,986,091)	$(6,960,091)

See accompanying notes to consolidated financial statements.

Global Automotive Supply, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Year ended December 31,	2007	2006

Cash flows from operating activities:
Net loss	$(1,751,144)	$(2,878,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,071	7,157
Amortization	232,022	212,022
Loss on disposal of equipment	43,670	–
Stock-based compensation	1,247,250	1,374,107
Decrease (increase) in assets:
Accounts receivable	(1,588,133)	59,557
Inventories	(401,647)	46,514
Prepaid expenses and other current assets	(96,115)	18,378
Increase (decrease) in liabilities:
Accounts payable	1,386,342	(76,022)
Accrued expenses	523,873	203,660

Net cash used in operating activities	(393,811)	(1,032,964)

Cash flows from investing activities:
Purchase of property, plant and equipment	–	(11,318)
Cash acquired upon acquisition of OES	271,291	–

Net cash provided by (used in) investing activities	271,291	(11,318)

Cash flows from financing activities:
Net borrowings under lines of credit	549,787	–
Borrowings on notes payable to related parties	784,875	1,199,802
Payments on notes payable to related parties	(1,382,099)	–

Net cash (used in) provided by financing activities	(47,437)	1,199,802

Net increase (decrease) in cash and cash equivalents	(169,956)	155,520

Cash and cash equivalents, beginning of year	170,556	15,036

Cash and cash equivalents, end of year	$600	$170,556

Supplemental disclosure of cash flow information:
Interest paid during year	$192,930	$186,920
Supplemental schedule of noncash activities:
Noncash transactions:
Recapitalization upon related party acquisition of OES	$4,533,276	$–
Common stock issued as compensation	$2,406,500	$312,000
Common stock issued in PME acquisition	$–	$76,348

See accompanying notes to consolidated financial statements.

Global Automotive Supply, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Business and Summary of Significant Accounting Policies
Nature of Business

The accompanying consolidated financial statements include the accounts of Global Automotive Supply, Inc. (“the Company”) and its wholly-owned subsidiaries, OE Source, LC and Global Parts Direct, Inc., (collectively, the “Company”). All significant intercompany accounts, transactions and profits are eliminated.

The Company is primarily engaged in the distribution of auto parts and electronics. The Company’s products are sold in the U.S. and foreign markets through its own sales force, independent sales representatives and independent distributors.

Cash Equivalents For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of less than three months to be cash equivalents.

Revenue Recognition Revenue is recognized upon shipment of products to customers.

Allowance for Doubtful Accounts

The Company maintains current receivable amounts and regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts. This analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. There was no allowance at December 31, 2007 or 2006.

Inventories Inventories consisting of primarily finished electronic components are stated as the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Expenditures for additions and improvements which extend the life of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. Gains and losses resulting from sales or retirements are recorded as incurred, at which time the cost and accumulated depreciation are removed from the accounts.

Depreciation is provided using the straight-line method over the following average estimated useful lives of the assets:

Years

Electronic data processing equipment	5
Furniture and fixtures	7

Customer Relationship

Customer relationship represents an open purchase order agreement with the Company’s largest customer and is amortized on a straight-line basis over its estimated useful life of eight years (see Notes 3 and 5).

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of long-lived assets when circumstances indicate the carrying value of those assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees and related parties of the Company. The Company measures stock-based compensation cost at the date stock was issued, based on the estimated fair value of the award and recognizes the cost as expense over the requisite service period. The expense is recorded in selling, general and administrative in the Consolidated Statement of Operations.

The Company records deferred tax assets for awards that result in deductions on the company’s income tax returns, based on the amount of compensation cost recognized and the company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the company’s income tax return are recorded in additional paid-in capital.

Income Taxes

The Company is a Nevada corporation. Taxes are accrued based on estimates of full year taxable profit, and estimates are paid to Federal tax authorities and those of the states where the Company has nexus for tax purposes.

Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Prior to January 1, 2007, the Company was an LLC. Accordingly, the shareholders were responsible for any tax payments.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss of $2,878,337 and $1,751,144 during the years ended December 31, 2006 and 2007, respectively, and as of December 31, 2007, the Company’s current liabilities exceeded its current assets by $5,711,991 and there is a deficit in equity totaling $6,960,091. These factors create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company has developed a plan to reduce its debt by converting $5,753,867 of its related party notes payable to common stock and a sale of securities to unrelated investors (see Notes 8 and 13). The ability of the Company to continue as a going concern is dependent on the plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Acquisitions
PME Acquisition

In December 2005, the Company acquired Promise Mobile Electronics, Inc. (“PME”), an unrelated third party. The purchase price for this acquisition was $1,696,177, composed of cash and common stock of the Company, and was allocated entirely to the customer relationship acquired (see Note 5) since there were no other assets and liabilities of PME at the date of acquisition.

OE Source LC Acquisition

On January 1, 2007, the Company completed the acquisition of substantially all of the assets of OE Source LC (“OLE”), a company related through common ownership and management control. The purchase price was $4,000,000 and was paid through the issuance of 5% notes payable due January 2010 to related parties. On December 31, 2007, these note holders entered into an agreement to convert their notes into common stock of the Company when the proposed merger of the Company into a publicly-held company occurs (see Notes 8 and 13). Results of operations from this acquired entity are included in the Consolidated Statements of Operations since the date of acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities recorded in connection with the OES acquisition:

December 31,	2007
Cash
Accounts receivable	$271,291
Inventory	412,409
Fixed assets	514,450
Other assets	54,010
Accounts payable	4,290
Line of credit	(770,635)
Notes payable	(750,000)
Excess purchase price over net assets acquired	(269,091)
4,533,276
$4,000,000

The excess of purchase price over the net assets acquired was recorded against additional paid-in capital and retained earnings since management control of both companies was effectively vested in the significant shareholders of OES both before and after the acquisition. OES is engaged in the distribution of automotive parts, and the Company believes that this strategic partner will enhance its overall ability to service its customers.

4.	Property, Plant and Equipment	Property, plant and equipment consist of the following:

December 31,	2007	2006

Electronic data processing equipment	$24,457	$11,805
Furniture and fixtures	12,222	14,534

	36,679	26,339
Less: accumulated depreciation	(17,228)	(7,157)

	$19,451	$19,182

For the years ended December 31, 2007 and 2006, depreciation expense totaled approximately $10,701 and $7,157, respectively.

5.	Customer Relationship
The customer relationship represents an open purchase order agreement with the Company’s largest customer which has no set maturity date and can be terminated by either party at any time. This customer accounted for 24% and 51% of the Company’s total revenues in 2007 and 2006, respectively. The Company has determined that this relationship has a useful life of eight years based upon industry or company-specific data. This asset is being amortized on a straight-line basis over its estimated useful life. Amortization expense was $212,022 per year for 2007 and 2006. Unless there is an impairment, amortization expense will be $212,022 annually for each of the next six years.

6.	Accrued Expenses	Accrued expenses consist of the following:

December 31,	2007	2006

Interest	$497,911	$105,000
Accrued compensation from stock-based compensation	–	1,203,250
Dividend payable	63,000	63,000
Accrued warranty	134,985	35,625
Other	31,718	115

	$727,614	$1,406,990

7.	Lines of Credit
The Company has two revolving lines of credit with a bank. The aggregate maximum borrowings under these lines is $2,240,000. The lines originally renewed annually until August 1, 2007; since that date, the Company has received monthly extensions of the lines. Each line carries an interest rate of prime, 7.25% at December 31, 2007, plus 0.75%. The lines are secured by the Company’s accounts receivable, inventory and other nonsecured assets. In addition, the lines are guaranteed by certain of the Company’s stockholders. At December 31, 2007 and 2006, the balance of the lines were $1,526,589 and $226,802, respectively. Draws under these lines are limited to 75% of accounts receivable and 50% of inventory.

8.	Notes Payable to Related Parties	Notes payable consist of amended loans made to the Company from a group of related parties whom are stockholders of the Company. The terms of these notes are as follows:

December 31,	2007	2006

9% unsecured notes payable due February 15, 2008	$1,200,000	$1,200,000
Unsecured notes payable, due December 1, 2008 with various rates from 0% to 18%	418,000	–
5% unsecured convertible notes convertible at $.05 per common share, due December 1, 2008	2,500,000	2,500,000
5% unsecured notes payable due January 31, 2010	3,253,867	–

	7,371,867	3,700,000
Less current portion	(4,718,000	–

Long-term portion	$2,653,867	$3,700,000

On December 31, 2007, the Company entered into conversion agreements with the convertible note holders to convert the entire principal and accrued interest into shares of the Company’s common stock at a rate of 82.851 shares per dollar of debt converted. The conversion agreements anticipate and are conditional upon a closing of a financing agreement with unrelated investors. The conversion agreements terminate on March 1, 2008.

In connection with the purchase of OE Supply (see Note 3), the Company issued $4,000,000 in 5% unsecured notes payable to various stockholders that mature on January 31, 2010. The outstanding balance at December 31, 2007 was $3,253,867 with principal payments due twice monthly. The aggregate principal due on these notes is $600,000 in 2008, $600,000 in 2009 with the balance of $2,053,867 due in 2010.

9.	Income Taxes	The components of deferred tax assets consist of the following:

December 31,	2007	2006

Deferred tax assets:
Accrued warranty reserve	$51,000	$13,000
Net operating loss carryforward	1,985,000	1,364,000

Gross deferred tax assets	2,036,000	1,377,000
Valuation allowance	(2,036,000)	(1,377,000)

Net deferred tax asset	$–	$–

Deferred tax assets resulting from the net operating loss carry forwards and the tax effects of the carrying value of assets for tax and financial reporting differences have been offset by a valuation allowance as it is more likely than not that some portion or all of the deferred tax asset will not be utilized.
As of December 31, 2007, the Company has a net operating loss carryforward of approximately $5,274,800 that expires at various dates through 2022.

10.	Common Stock
The common stock of the Company primarily consists of shares issued in connection with stock-based compensation to related parties of the Company during 2005, 2006 and 2007. Stock-based compensation costs are measured at the date the stock was granted based on the fair value of Company’s common stock at that date and was recognized as expense over the requisite service period, some of which related to periods prior to grant date. Compensation expense for share-based payments was $1,247,250 and $1,374,107 during 2007 and 2006, respectively. The following common shares were issued:

Year ended December 31,	2007	2006

Common shares granted and issued	9,626,001	2,600,000
Fair market value per share	.25	.12

11.	Commitments and Contingencies
Operating Lease Obligations

The Company leases property under noncancelable operating leases which expire at various dates through November 2008. The minimum future rental payments under all noncancelable operating leases for 2008 are approximately $129,500.

Rent expense incurred under operating leases amounted to approximately $181,000 and $113,000 for the years ended December 31, 2007 and 2006, respectively.

Letters of Credit

At December 31, 2007 and 2006, the Company had outstanding letters of credit of $1,021,300, and $279,253, respectively The letters of credit act as guarantee of payment to certain vendors and are secured by the Company’s line of credit. At December 31, 2007 and 2006, additional collateral to secure the letters of credit in the amount of $600,000 and $86,753, respectively, was provided by certain related parties in addition to the line of credit.

Litigation

In the ordinary course of business, the Company is subject to certain litigation. In the opinion of management, such litigation will not have a significant adverse effect on the financial position of the Company.

12.	Concentrations
The Company sells the majority of its products to three customers. During the year ended December 31, 2007, sales to these three customers were approximately 49%, 25% and 24% of total revenues. During the year ended December 31, 2006, sales were concentrated with two of these customers who accounted for approximately 51% and 27% of total revenues.

The Company purchases the majority of its products from two vendors. During the year ended December 31, 2007, purchases from these two suppliers were approximately 55% and 14% of total purchases, and during the year ended December 31, 2006, purchases from two suppliers were approximately 50% and 37% of total purchases.

13.	Proposed Merger and Offering
The Company is planning a merger into a publicly traded shell company and to simultaneously raise a maximum of $5 million in a private placement of securities of the shell company to be sold to
“accredited investors” pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The offering will be for a combination of shares of common stock and warrants to purchase additional shares of common stock for a period of three years.

In connection with the merger, the holders of the Company’s convertible notes have agreed to convert their notes into shares of the Company concurrent with the merger and closing of the private placement (see Note 8).

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on Form 8K filed April 7, 2008, Moore & Associates, Chartered, Independent Registered Public Accounting Firm, the independent registered public accounting firm who had been engaged as the principal accountant to audit the Company’s financial statements, was dismissed effective April 4, 2008. On April 4, 2008, the Board of Directors of the Company approved the engagement of Cross, Fernandez & Riley, LLP, Certified Public Accountants, as the new independent registered public accounting firm.

The decision to change the Company’s independent registered public accounting firm from Moore & Associates, Chartered, Independent Registered Public Accounting Firm, to Cross, Fernandez & Riley, LLP, Certified Public Accountants, was approved by the Board of Directors of the Company.

The Moore & Associates, Chartered, Independent Registered Public Accounting Firm reports on the Corporation’s financial statements for the years ended August 31, 2006 and ended August 31, 2007 did not contain adverse opinions or disclaimers of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle, except as follows:

1.	The audit reports for the years ended August 31, 2006 and August 31, 2007 contained an uncertainty about the Company’s ability to continue as a going concern.

During the year ended August 31, 2007 and through April 4, 2008, there have been no disagreements with Moore & Associates, Chartered, Independent Registered Public Accounting Firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Moore & Associates, Chartered, Independent Registered Public Accounting Firm, would have caused it to make a reference to the subject matter of the disagreements in its reports on the Corporation’s financial statements for such years. During the year ended August 31, 2007 and through April 4, 2008, there were no “reportable events”, as described in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years for the Company ended August 31, 2006 and August 31, 2007, the Company did not consult Cross, Fernandez & Riley, LLP, regarding any of the matters outlined in Item 304(a)(2) of Regulation SB.

Item 8A.  Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We did not maintain a sufficient complement of personnel with an appropriate level of technical knowledge of U.S. GAAP including financial statement footnote disclosures, experience in the application of U.S. GAAP commensurate with our financial accounting and reporting requirements. This material weakness, if not remediated, has the potential to cause a material misstatement in the future.

2. Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process.  A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

3. There are no written accounting policies and procedures, no written authority and approval policies and procedures for the transactions of the Company and no segregation of duties in the processing of transactions within the recording cycle.  This material weakness if not remediated, has the potential to cause a material misstatement in the future.

4. There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection.

The recommendations to remediate these deficiencies are as follows:

1. Retain additional staff knowledgeable in U.S. GAAP for assistance in the preparation of annual and interim financial statements.

2. Consider enhancing preventative and detective IT system controls.

3. Create and implement written accounting policies and procedures and written authority and approval policies and procedures for the transactions of the Company.

4.  Implement a system of segregation of duties in the processing of transactions within the recording cycle.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007

Our auditors, Cross, Fernandez & Riley, LLP, Certified Public Accountants, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2007.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages as of March 28, 2008 and their present positions. With the exception of Mr. Christenson, who was appointed effective February 22, 2008, the executive officers and directors listed below were the executive officers and directors of GAS Nevada, our accounting acquirer, as of December 31, 2007.

Name	Age	Office(s) Held
Joe DeFrancisci	49	President, CEO, and Director
Harry Christenson	63	Chief Financial Officer
Dan Valladao	43	Vice-President of Business Development and Director
Sechoon Park	49	President – Global Parts Direct
Tim Alford	47	President – OE Source

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Joseph L DeFrancisci is our President and Chief Executive Officer, as well as Chairman of our Board of Directors. Previously, Mr. DeFrancisci served as Senior Vice President of Worldwide Operations for Grindmaster Corporation (2003-2007) with responsibilities for Global Operations and overall responsibility for Grindmaster’s Thailand subsidiary. Prior to working for Grindmaster, he served as Senior Partner with the Highwood Group LLP (2000-2003) a consulting firm focused on competitive strategy and operational effectiveness. Prior to 2000 Mr. DeFrancisci was President of Pasta Montana LLC and previously served as Vice President of Operations for Howden Food Equipment Inc. a public company based in Glasgow, Scotland. Mr. DeFrancisci earned his B.S. in Industrial Technology Education from the State University of New York in 1985 and is an alumnus of the Kellogg Graduate School of Management’s Advanced Executive Program 2000.

In addition to his role as an officer and director of GAC, Mr. DeFrancisci also served as the sole officer and director of UIR prior to the Merger.

Harry Christenson is our Chief Financial Officer. Mr. Christenson has significant experience as a Senior Corporate Financial Officer, Business Process Strategist, and Operational and Business Development Manager.  Mr. Christenson has extensive experience as Chief Financial Officer of large and small companies, both private and public.  He has served from 2000 – 2003 as Chief Financial Officer of LNG Holdings a large private firm, from 2003-2005 with IntegraGroup a private financial consulting firm- from 2005-2006 as Chief Financial Officer of Fulmer Logistics and . from 2006-2008 with IntegraGroup a private financial consulting firm. . Prior to 2000 Mr.

Christenson served as Chief Financial Officer in a number of other companies including Octagon and Penril Data Comm Networks.  Mr. Christenson received his Bachelors Degree in Accounting in 1966 from Fairfield University and his Masters of Business Administration from University of New Haven CT in 1974.

Dan Valladao is our Vice President of Business Development and a Director. Mr. Valladao is one of our founders and has over 20 years of automotive experience, including retail, wholesale, and OEM sales channels. From 1999 until he formed OE Source in April 2004, Mr. Valladao worked for APS International, a global manufacturer and distributor of automotive products, as Director of Sales and Marketing.

Sechoon Park is the President of Global Parts Direct, Inc., our wholly-owned subsidiary. Mr. Park has more than 15 years experience in marketing and sales management, international project management and technical sales and support. Since 2003, Mr. Park has served as Vice-President of OEM Sales at Promise Mobile Electronics, Inc. (“PME”) and as President of Global Parts Direct, subsequent to the acquisition of PME by GPD in November of 2005. His duties have included developing and implementing product marketing and sales strategies for the automotive OEM accessories business. Mr. Park graduated with an MBA from Yale University in 1987.

Tim Alford is the President of OE Source L.C., a Florida limited liability company, our wholly-owned subsidiary. Mr. Alford has over 25 years in sales and marketing with both OEM and global distribution channels.  Previously, from 2000 to 2004 he served as Operations and Marketing manager for Arrow Electronics where his primary responsibilities were to provide management direction relating to all aspects of product procurement and inventory control. In addition, he provided sales and product expertise to customers and sales force.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our Board of Directors;
•	Our needs with respect to the particular talents and experience of our directors;
•
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	Experience in political affairs;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director or beneficial owners of more than ten percent of our common stock failed to timely file reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics Disclosure

As of December 31, 2007, we had not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. On March 21, 2008, we adopted a Code of Ethics which governs all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller.  We reported the adoption of the code and provided a copy of it in conjunction with our filing on Form 8K on March 24, 2008.

Item 10.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joe DeFrancisci President, CEO, Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dan Valladao, VP, Director	2007 2006	120,000 0	0 0	0 0	0 0	0 0	0 0	0 0	120,000 0
Sechoon Park, President GPD	2007 2006	120,000 0	0 0	0 0	0 0	0 0	0 0	0 0	120,000 0
Tim Alford, President OES	2007 2006	112,000 0	0 0	0 0	0 0	0 0	0 0	0 0	112,000 0
Virginia F. Perry, former President and Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have no written employment contracts with any of our officers or directors except for Mr. DeFrancisci and Mr. Christenson.  We have an employment agreement in place with Mr. DeFrancisci that retains him through January of 2013. According to the terms of the agreement, in addition to his starting base salary of $220,000 per year, Mr. DeFrancisci will receive a stock grant equal to 5% of the issued and outstanding common stock in the company once the Merger and the currently ongoing private placement of our securities has closed.  We estimate the total grant at 750,000 shares, which will vest at a rate of 0.25% per quarter (37,500 shares per quarter). We also provide Mr. DeFrancisci with a basic relocation allowance and temporary housing allowance of $10,000, health insurance, a leased car and an incentive compensation bonus in a discretionary amount to be determined by our Board of Directors.

We have an employment agreement in place with Mr. Christenson that retains him as our Chief Financial Officer through 2010. Mr. Christenson will receive a base salary of $175,000 per year.  Mr. Christenson will also receive health insurance or at his option a payment equivalent to the cost of his health insurance.  Mr. Christenson shall be eligible for participation in our executive management stock option program when it is finalized and approved.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.  On March 28, 2008, after the end of the reporting period, our Board adopted a stock option plan.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joseph L. DeFrancisci	-	-	-	-	-	-	-	-	-
Dan Valladao	-	-	-	-	-	-	-	-	-
Sechoon Park	-	-	-	-	-	-	-	-	-
Tim Alford	-	-	-	-	-	-	-	-	-
Virginia F. Perry	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joe DeFrancisci President, CEO, Director	-	-	-	-	-	-	-
Dan Valladao, VP, Director	-	-	-	-	-	-	-
Virginia F. Perry, former President and Director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Employment Agreements

We have an employment agreement in place with Mr. DeFrancisci that retains him through January of 2013. According to the terms of the agreement, in addition to his starting base salary of $220,000 per year, Mr. DeFrancisci will receive a stock grant equal to 5% of the issued and outstanding common stock in the company once the Merger and the currently ongoing private placement of our securities has closed.  We estimate the total grant at 750,000 shares, which will vest at a rate of 0.25% per quarter (37,500 shares per quarter).We also provide Mr. DeFrancisci with a relocation allowance, health insurance, a leased car and an incentive compensation bonus in a discretionary amount to be determined by our Board of Directors.

We have an employment agreement with Mr. Harry Christenson that retains him as our Chief Financial Officer through 2010. Mr. Christenson will receive a base salary of $175,000 per year.  Mr. Christenson will also receive health insurance or at his option a payment equivalent to the cost of his health insurance.  Mr. Christenson shall be eligible for participation in our executive management stock option program.

Stock Option Plans

We did not have a stock option plan in place as of December 31, 2007.

On March 21, 2008, our Board adopted a stock option plan.
We previously reported the adoption of our stock option plan and provided a copy of it in conjunction with our filing on Form 8K on March 24, 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of the effective date of the Merger by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 14,056,663 Shares of Common Stock issued and outstanding as of April 4, 2008. Addresses for all of the individuals listed in the table below are c/o General Automotive Company, 5422 Carrier Drive, Suite 309, Orlando, FL 32819.

Title of class	Name and address of beneficial owner (2)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common	Joe DeFrancisci	0(3) Shares	0.0%
Common	Dan Valladao	2,226,231 Shares	15.8%
Common	Sechoon Park	352 Shares	<0.01%
Common	Tim Alford	303,560 Shares	2.1%
Total of All Current Directors and Officer:
More than 5% Beneficial Owners
Common	Douglas J. Nagel, Trustee of the Douglas J. Nagel Revocable Trust	3,585,323 Shares	25.5%
Common	Jim Byrd as Managing Partner of Windemere Capital Partners, LLC and Vanguard Capital, LLC	1,389,520 Shares	9.8%
Common	David N. Baker	891,384	6.3%

(1)	Includes all currently issued and outstanding shares, shares underlying loans convertible within 60 days, and shares underlying warrants convertible within 60 days.
(2)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)
While Mr. DeFrancisci will not own any shares as of April 4, 2008, his employment agreement stipulates that he will receive a stock grant equal to 5% of the issued and outstanding common stock in the company once the Merger and the currently ongoing private placement of our securities has closed.  We estimate the total grant at 750,000 shares, which will vest at a rate of .25% per quarter (37,500 shares per quarter).

Item 12.   Certain Relationships and Related Transactions

Except as disclosed herein, and with the exception of the Merger, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Prior to the Merger, Mr. Joseph DeFrancisci  was the sole officer and director of UIR and was an officer and director of GAS Nevada.  As such, the Merger may be considered a related party transaction.

Item 13.   Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 3, 2006.  On February 28, 2008, we further amended our articles and bylaws solely to reflect the change in the Company’s name to “General Automotive Company”

Item 14.   Principal Accountant Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2007	$67,700	$0	$0	$0
2006	$77,000	$0	$0	$0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Automotive Company

By:	/s/Joseph DeFrancisci
Joseph DeFrancisci Chief Executive Officer
April 9, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Harry Christenson
Harry Christenson Chief Financial Officer
April 9, 2008