Form 10QSB
period 2008-03-31
GENERAL AUTOMOTIVE CO
filed 2008-05-20
CIK 1376668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to __________

Commission File Number: 333-137755

General Automotive Company
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5422 Carrier Drive, Suite 309 Orlando, FL 32819
(Address of principal executive offices)

407-363-5633
(Issuer’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,723,684 common shares as of May 2, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$18,301
Accounts receivable	2,378,246
Inventories	967,439
Total current assets	3,363,986

Property and equipment, net	20,640
Customer relationship, net	1,219,126
Other assets, net	211,922
$4,815,674

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$2.022,473
Lines of credit	1,425,426
Accrued expenses	582,065
Warrant liability	14,400
Notes payable to related parties	360,000
Total current liabilities	4,404,364
Commitments and contingencies	-
Shareholder’s equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock; $0.001 par value; 90,000,000 shares authorized, 14,363,684 issued and outstanding	14,364
Additional paid-in capital	7,886,942
Accumulated deficit	(7,489,996)
Total shareholder’s equity	411,310
$4,815,674

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2008	2007

Revenues	$4,068,187	$2,694,919
Costs of goods sold	3,723,275	2,212,756

Gross profit	344,912	482,163

Expenses:
Selling, general and administrative	719,247	574,964
Stock-based compensation	28,125	311,813

Loss from operations	(402,460)	(404,614)

Other income (expense):
Interest expense	(102,032)	(39,595)
Other, net	587	1,422

Total other expense, net	(101,445)	(38,173)

Net loss	$(503,905)	$(442,787)

Loss per share
Basic and diluted	$(0.07)	$(1.15)
Weighted average number of common shares outstanding:
Basic and diluted	7,506,189	386,313

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2007	26,000,001	$26,000	$-	$(6,986,091)	$(6,960,091)

Cancellation of common stock	(89,520)	(89)	89	-	-

Reverse common stock split	(25,428,567)	(25,429)	25,429	-	-

Common stock issued in connection with the conversion of related party notes payable	7,623,814	7,624	6,396,207	-	6,403,831

Common stock issued in connectionwith the conversion of bridge note payable	333,333	333	294,667	-	295,000

Common stock issued in connection with reverse merger	3,919,789	3,920	(3,920)	-	-

Common stock issued in connection with stock-based compensation	37,500	38	28,087	-	28,125

Common stock issued in connection with private placement memorandum, net of costs	1,967,334	1,967	1,146,383	-	1,148,350

Net loss	-	-	-	(503,905)	(503,905)

Balance, March 31, 2006	14,363,684	$14,364	$7,886,942	$(7,489,996)	$411,310

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(503,905)	$(442,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,000	6,437
Amortization	63,007	58,005
Stock-based compensation	28,125	311,813
Warrants issued for conversion of debt	72,000	-
Decrease (increase) in assets:
Accounts receivable	21,710	(558,021)
Inventories	391,381	(142,998)
Prepaid expenses and other current assets	(107,739)	24,499
Increase (decrease) in liabilities:
Accounts payable	(476,691)	228,915
Accrued expenses	401,815	321,210
Net cash provided by (used in) operating activities	(106,297)	(192,927)
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,189)	(6,375)
Cash acquired upon acquisition of OES	-	271,291
Net cash provided by (used in) investing activities	(5,189)	264,916
Cash flows from financing activities:
Net borrowings (payments) under lines of credit	(101,163)	130,130
Borrowings on notes payable to related parties	-	490,000
Sale of common stock	1,148,350	-
Payments on notes payable to related parties	(918,000)	(173,638)
Net cash (used in) provided by financing activities	129,187	446,492
Net increase (decrease) in cash and cash equivalents	17,701	518,481
Cash and cash equivalents, beginning of year	600	170,556
Cash and cash equivalents, end of year	$18,301	$689,037

Supplemental disclosure of cash flow information:
Interest paid	30,032	28,220
Supplemental schedule of noncash activities:
Noncash transactions:
Recapitalization upon related party acquisition of OES	-	4,533,276
Common stock issued for conversion of debt	6,626,831	-

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of General Automotive Company and its subsidiaries (the “Company”) at March 31, 2008 and the results of its (i) operations for the three month periods ended March 31, 2008 and 2007 and (ii) cash flows for the three month periods ended March 31, 2008 and 2007. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

Merger and Offering. The Company completed a reverse merger into a publicly traded shell company on February 22, 2008 and reported the Merger and the related transactions on a current report on Form 8-K, filed February 28, 2008. Due to the significant impact on the financial position of the Company the accompanying unaudited financial statements include a Statement of the Stockholders Equity showing the effect of this merger, the conversion of approximately $6.6 million of notes payable and accrued interest into shares of the Company’s common stock and the sale of 1,967,334 shares of common stock during the period ended March 31, 2008 (see note 5 for further discussion)

Going Concern. The Company incurred losses in the current quarter of $503,905 and has an accumulated deficit of $ 7,489,996 at March 31, 2008. The Company’s current liabilities exceeded its current assets by $1,040,378 which is an improvement of $4,671,613 since the year ended December 31, 2007. Additionally the Company is now reporting a positive equity balance of $411,310 from a deficit stockholders equity  totaling $6,960,091 at December 31, 2007. This significant improvement is directly related to the conversion of notes payable and sale of common stock discussed above and presented in the Statement of Stockholders Equity. Further in its effort to eliminate current operating losses, the Company’s new management’s business plan is focused on increasing revenues through a combination of meeting the growing demand for automotive engine management replacement parts, larger scheduled customer orders and new Asian product sourcing and reductions of operating expenses. These new Asian suppliers are being identified and qualified to accomplish significant cost savings that will allow the company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins. To support the additional working capital needed for revenue growth the Company is planning to increase it’s bank line of credit from approximately $2.2 million to $5 million during the second quarter of 2008. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing and improve gross margins in order to be able to continue as a going concerns.

2. Loss per Share. Common share equivalents were not included in the computation of diluted earnings per share for the three-month periods ending March 31, 2008 and 2007, as their effect would have been anti-dilutive.
3. Notes Payable to Related Parties. On February 22, 2008 in connection with the reverse merger into a public shell $6,376,831 of the Company’s notes payable to related parties plus accrued interest were converted into 7,623,814 shares of common stock and $910,000 was repaid from the proceeds of the sale of common stock.

4.  Lines of Credit. The Company continues to operate under two revolving lines of credit with a bank. The aggregate maximum borrowings under these lines is $2,240,000. The lines originally renewed annually until August 1, 2007; since that date, the Company has received monthly extensions of the lines which now has been extended until May 20, 2008. Each line carries an interest rate of prime  plus 0.75% (6.0% at March 31, 2008). The lines are secured by the Company’s accounts receivable, inventory and other non-secured assets. In addition, the lines are guaranteed by certain of the Company’s stockholders. At March 31, 2008, the balance of the lines was $1,425,426. Draws under these lines are limited to 75% of accounts receivable and 50% of inventory.

5. Income Taxes. The components of deferred tax assets consist of the following at March 31, 2008:

Deferred tax assets:
Accrued warranty reserve	$63,000
Net operating loss carryforward	2,089,000
Gross deferred tax assets	2,152,000
Valuation allowance	(2,152,000)
Net deferred tax asset	$-

Deferred tax assets resulting from the net operating loss carry forwards and the tax effects of the carrying value of assets for tax and financial reporting differences have been offset by a valuation allowance as it is more likely than not that some portion or all of the deferred tax asset will not be utilized.

As of March 31, 2008, the Company has a net operating loss carryforward of approximately $5,569,505 that expires at various dates through 2023.

6. Common Stock and Equity Securities. On February 22, 2008, in accordance with the merger Global Automotive Supply, Inc. (“GAS”), which is the surviving operating entity as more fully described in the Form 8-K, filed February 28, 2008, merged with and into General Automotive Company (“GAC”), formally known as Utility Investment Recovery, Inc (“UIR”) the public shell, and the stockholders of GAS received the right to receive two (2) shares of GAC common stock for each ninety-one (91) issued and outstanding shares of GAS common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of GAS, including 333,333 shares issued in connection with the conversion of a bridge loan, the former stockholders of GAS receive 8,439,061 shares of GAC common stock, which represents 58.9% of the outstanding common stock at March 31, 2008

At the time of the merger, there were 3,919,789 shares of common stock outstanding in UIR, the shell company after the cancellation of certain shares by several of the UIR shareholders. These shares were reissued as GAC certificates to those existing shareholder’s.

Additionally at the time of the merger 266,667 warrants were issued the holders of $400,000 of the notes payable which were converted into 533,333 shares of common stock as discussed in note 3 above. Each warrant has a strike price of $2.00 and will expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their Warrants if our Common Stock trades at or above $3.50 for twenty (20) consecutive trading days. The fair market value of these warrants totaling $ 72,000 has been recorded as additional interest expense.

During the quarter ended March 31, 2008 the Company issued a total of 1,967,334 shares of common stock and 983,675 warrants to investors for net proceeds of $ 1,148,350 as a result of partially closing its ongoing private offering which is exempt from registration under Rule 506 of Regulation D of the

Securities Act of 1933. Each warrant has a strike price of $2.00 and will expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their Warrants if our Common Stock trades at or above $3.50 for twenty (20) consecutive trading days.

We also issued warrants to purchase 56,000 shares of our common stock as commission to the broker-dealer responsible for placing the shares and warrants in connection with our ongoing private offering. Each warrant has a strike price of $2.00 per share and is exercisable for a period of five years from the date of issuance. Also in relation to the private offering, the Company issued options to a consultant to purchase 300,000 shares of common stock at an exercise price of $.75 per share for a period of five years from the date of issuance.

In addition to the warrants described above, during the year ended December 31, 2007 the Company also granted a lender warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $.75 per share for a period of three years. This warrant also contains a “cashless” exercise provisions under which the holder of the warrant can exercise it using shares of the Company’s common stock.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and the terms of the above warrants, the fair value of these warrants was accounted for as a liability, with an offsetting reduction to the carrying value of the Company’s common stock. The warrant liability will be reclassified to equity upon exercise or expiration of the related warrants.

The fair value of the warrants on the grant date was estimated at $16,800.  On March 31, 2008, the fair value of the warrants was re-measured and estimated at $14,400. The decrease of $2,400 was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations during the quarter ended March 31, 2008.

Stock Warants. As of March 31, 2008, there was a total of 1,666,342 warrants and consultant option, with a weighted  average strike price of $1.73 issued and none had been exercised.

The Company estimates the fair value of all warrants issued during the period using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 90% volatility, risk-free interest rates of 2.47% and expected lives of 3 and 5 years. The estimated fair value of the warrant is then recorded as a charge to expense in the Consolidated Statement of Operations or as a charge to additional paid-in capital in Shareholders’ Deficit depending on the situation for which the warrant was issued. During the quarter ended March 31, 2008 the Company granted warrants totaling 1,606,342 shares to non-employees as described above .

Stock-Based Compensation. On March 31, 2008 the Company recognized the issuance of 37,500 shares of common stock to its president in connection with an employment agreement wherein the president will receive quarterly stock grants over a five year period for a total of 5% of the issued and outstanding common stock of the Company as of the closing of the merger and the currently ongoing private placement of securities. The total grant is estimated to be 750,000 shares, which will vest at a rate of 5% per quarter. The compensation costs charged as operating expense for grants under the plan was $28,125 for the three months ended March 31, 2008.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking Statements:
Forward-looking statements in this Form 10-QSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements — our ability to successfully develop, market, and sell our brands and products in a timely manner, and the outcomes of our efforts related to mergers and acquisitions. Additional factors include, but are not limited to, the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, the value and exploitation of our intellectual property rights, the results of financing efforts, risks in new product development, and other risks including but not limited to those identified in this report and our other periodic filings with the Securities and Exchange Commission.

Results of Operations:
As discussed in greater detail on a current report on our Form 8-K filed February 28, 2008, and our Form 10-KSB filed April, 14,2008 we entered into a Merger Agreement on February 22, 2008, with Global Automotive Supply, Inc. (“GAS Nevada”) whereby GAS Nevada merged with and into a wholly owned subsidiary, and we subsequently merged with that subsidiary in a short-form merger transaction under Nevada law and, in connection with this short form merger, changed our name to General Automotive Company, effective February 22, 2008. As a result of the merger, in exchange for 100% of the outstanding capital stock of GAS Nevada, the former stockholders of GAS Nevada had the right to receive 8,439,061 shares of our common stock, which represented approximately 58.9% of our outstanding common stock following the Merger and related transactions. Thus, GAS Nevada is considered the accounting acquirer in the Merger, and all references to our financial and other history in this Form 10QSB, and in particular in the Management’s Discussion and Analysis section, refer to the history of GAS Nevada unless the context specifically indicates that we are referencing a predecessor business.

Through the Merger, we also acquired 100% interest in the two wholly-owned subsidiaries of GAS Nevada, Global Parts Direct, Inc. (“GPD”) and OE Source (“OES”) which are now our wholly-owned subsidiaries. All of our business operations are conducted through these two subsidiaries.

Three Months Ended March 31, 2008 Compared With three Months Ended March 31, 2007

We generated $4,068,187 in revenues during the three months ended March 31, 2008, compared to $2,694,919 during the three months ended March 31, 2007. The increase in revenues was due primarily to increased revenues of approximately $1,617,000 from OES due to increases in replacement parts orders from our major distributor customers offset by a reduction of approximately $169,000 in revenues of GPD due to the reduced new car sales.

Our cost of goods sold during the three months ended March 31, 2008 includes approximately $98,000 in a one-time recognition of costs for negotiated customer rebates, employee payroll,  and an inventory write down. Additionally due to the customer demands at GPD and a low level of on hand inventory we incurred additional shipping cost of approximately $15,000 to expedite deliveries during the first quarter of 2008. After adjusting for these items our gross profits in the three months ended March 31, 2008 were still significantly below those achieved in the three months ended March 31, 2007. This reduction of standard product margins of approximately $180,000 was the result of increasing cost in both GPD and OES and price pressures from their customers over the twelve months from the first quarter 2007 to the first quarter of 2008.

Our selling, general and administrative expenses were consistent for the two comparative three-month periods ended March 31, 2008 and 2007. Although we achieved certain expense reductions in normal operations they were offset by new costs of being a public company effective February 22, 2008 of approximately $217,200. We recorded expenses of $28,125 for the value of stock issued as compensation for services in the three months ended March 31, 2008 as compared to $311,813 in the comparative period of 2007.

While the company benefited from the reduced expense of stock-based compensation of approximately $283,700 in the comparison of the three months ended March 31, 2008 compared to the three months ended March 31, 2007 the net loss only improved by approximately $148,000 due primarily from the reduced gross profit margins discussed above.

Interest expense in the three months ended March 31, 2008 includes $72,000 for warrants issued in connection with the conversion of $400,000 in notes payable.

Both GPD and OES have active programs to improve both revenues and costs for 2008.  We intend to further increase our margins by enhancing our sourcing efforts in Asia during 2008 and 2009.

Liquidity and Capital Resources

As of March 31, 2008, we had Current Assets in the amount of $3,363,986, consisting mostly of, accounts receivable, and inventory. On the same date, we had Current Liabilities of $4,404,364, consisting mostly of accounts payable and a bank line of credit. Thus, as of March 31, 2007, we had a working capital deficit of $1,040,378 as compared to a working capital deficit of $5,711,991 at December 31, 2007. This improvement in our working capital is directly related to the conversion to common stock of $ 6,698,831 and repayment of $918,000 of related party notes, classified as current liabilities at December 31, 2008, during the three months ended March 31, 2008.

The conversion of approximately $6.6 million of notes payable into the common stock of GAS Nevada immediately prior to the Merger and the recent sale of 1,967,334 shares of our common stock for  $1,148,350 net of issuance costs in connection with our ongoing private placement better positions us to implement our business plan over the next twelve months. To support the additional working capital needed for revenue growth the Company is planning to increase its bank line of credit from approximately $2.2 million to $5 million during the second quarter of 2008.  If we determine that we do not presently have sufficient capital to fully fund our growth and development, we will seek additional capital through the financial markets.  In connection with raising this additional capital, we will incur appropriate accounting and legal fees. Management believes that it will be successful in its plans to return the Company to profitability;

however there can be no assurances that we will be able to obtain additional financing and improve gross margins in order to be able to continue as a going concerns.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation identified a change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting. This change included the addition of an experienced public company Chief Financial Officer who is directly involved in the review of the Company’s operating processes and identifying, the necessary control policies and procedures to be adopted by the Company. Additionally the Company is currently in the process of identifying qualified independent directors that will be added to the board during this fiscal year. As soon as these board members have joined the Company we will be forming both an Audit Committee and a Compensation Committee as well as completing a full scope corporate governance program.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the Annual Report on Form 10-KSB, in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, we determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Controls Over Financial Reporting.

The recommendations to remediate these deficiencies reported in our Annual Report and the actions taken in the three-month period ended March 31, 2008 are as follows:

1. Retain additional staff knowledgeable in U.S. GAAP for assistance in the preparation of annual and interim financial statements. The new Chief Financial Officer hired at the end ofFebruary 2008 is personally involved in the preparation of financial statements.

2. Consider enhancing preventative and detective IT system controls. Total control of IT function and computer system is now the responsibility of the Chief Financial Officer. In March of 2008 we engaged a independent IT consulting firm that has evaluated the operations of the computer systems, updated the accounting system to the most current version, eliminated unauthorized access to the computer network operating and accounting systems and has updated the password access for authorized users and eliminated any inactive individuals. This firm will be making routine inspections of these systems and control files as well as being available to correct any system issues as they occur.

3. Create and implement written accounting policies and procedures and written authority and approval policies and procedures for the transactions of the Company. Written policies are not in place as of March 31, 2008. It is our plan to have these in place before the end of the current fiscal year.

4. Implement a system of segregation of duties in the processing of transactions within the recording cycle. Minimal segregations have been implemented however we are limited to the constraints of a very small staff. Continuing improvement here is anticipated as written policies are gradually implemented over the balance of this fiscal year.

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

ITEM 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

GENERAL AUTOMOTIVE COMPANY

By: /s/Joseph DeFrancisci
           Joseph DeFrancisci
           Chief Executive Officer
           May 20, 2008

By:  /s/Harry Christenson
        Harry Christenson
        Chief Financial Officer
        May 20, 2008