Form 10-Q
period 2008-06-30
GENERAL AUTOMOTIVE CO
filed 2008-08-14
CIK 1376668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

407-363-4474
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
[   ] Large accelerated filer Accelerated filer                                                                                        [    ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,789,184 common shares as of August 12, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$334,078
Accounts receivable, net	1,500,024
Inventories	1,017,911
Other current assets	72,092
Total current assets	2,924,105

Property and equipment, net	16,640
Customer relationship, net	1,166,119
Other assets, net	164,109
$4,270,973

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,772,160
Lines of credit	1,476,917
Accrued expenses	377,794
Warrant liability	13,800
Notes payable to related parties	310,000
Total current liabilities	3,950,671

Commitments and contingencies	-
Shareholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock; $0.001 par value; 90,000,000 shares authorized, 14,789,184 issued and outstanding	14,789
Additional paid-in capital	8,215,548
Accumulated deficit	(7,910,035)
Total shareholders’ equity	320,302
$4,270,973

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$3,212,111	$3,843,112	$7,280,298	$6,538,030
Costs of goods sold	2,927,000	3,344,440	6,650,275	5,557,195

Gross profit	285,111	498,672	630,023	980,835

Expenses:
Selling, general and administrative	658,744	405,459	1,377,991	980,424
Stock-based compensation	20,625	311,813	48,750	623,625

Loss from operations	(394,258)	(218,600)	(796,718)	(623,214)

Other income (expense):
Interest expense	(30,531)	(45,217)	(13,2563	(84,812)
Other, net	4,750	4,680	5,337	6,102

Total other expense, net	(25,781)	(40,537)	(127,226)	(78,710)

Net loss	$(420,039)	$(259,137)	$(923,944)	$(701,924)

Loss per share
Basic and diluted	$(0.03)	$(0.59)	$(0.09)	$(1.70)
Weighted average number of common shares outstanding:
Basic and diluted	14,640,684	439,203	10,608,758	412,758

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance, December 31, 2007	26,000,001	$26,000	$-	$(6,986,091)	$(6,960,091)

Cancellation of common stock	(89,520)	(89)	89	–	-

Reverse common stock split	(25,428,567)	(25,429)	25,429	-	-

Common stock issued in connection with the conversion of related party notes payable and accrued interest	7,623,814	7,624	6,396,207	-	6,403,831

Common stock issued in connection with the conversion of bridge note payable	333,333	333	294,667	-	295,000

Common stock issued in connection with reverse merger	3,919,789	3,920	(3,920)	–	-

Common stock issued in connection with stock-based compensation	75,000	75	48,675	-	48,750

Common stock and warrants issued in connection with private placement memorandum, net of costs	2,355,334	2,355	1,454,401	-	1,456,756

Net loss	–	–	–	(923,944)	(923,944)

Balance, June 30, 2008	14,789,184	$14,789	$8,215,548	$(7,910,035)	$320,302
See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(923,944)	$(701,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,000	20,358
Amortization	126,014	116,011
Stock-based compensation	48,750	623,625
Warrants issued for conversion of debt	72,000	-
Decrease (increase) in assets:
Accounts receivable	899,932	(1,175,329)
Inventories	340,909	(563,257)
Other current assets	(142,018)	(56,602)
Increase (decrease) in liabilities:
Accounts payable	(727,004)	1,394,281
Accrued expenses and warrant liability	196,943	321,122
Net cash used in operating activities	(100,418)	(21,715)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,189)	(6,375)
Cash acquired upon acquisition of OES	-	271,291
Net cash provided by (used in) investing activities	(5,189)	264,916

Cash flows from financing activities:
Net borrowings (payments) under lines of credit	(49,672)	130,130
Borrowings on notes payable to related parties	-	490,000
Sale of common stock	1,456,757	-
Payments on notes payable to related parties	(968,000)	(749,772)
Net cash provided by (used in) financing activities	439,085	(129,642)
Net increase in cash and cash equivalents	333,478	113,559
Cash and cash equivalents, beginning of year	600	170,556
Cash and cash equivalents, end of period	$334,078	$284,115

Supplemental disclosure of cash flow information:
Interest paid	60,563	62,062
Supplemental schedule of noncash activities:
Noncash transactions:
Recapitalization upon related party acquisition of OES	-	4,533,276
Common stock issued for conversion of debt	6,698,831	-

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Consolidated Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of General Automotive Company and its subsidiaries (the “Company”) at June 30, 2008 and the results of its (i) operations for the three and six month periods ended June 30, 2008 and 2007 and (ii) cash flows for the six month periods ended June 30, 2008 and 2007. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three-and six month periods ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

Merger and Offering. The Company completed a reverse merger into a publicly traded shell company on February 22, 2008 and reported the Merger and the related transactions on a current report on Form 8-K, filed February 28, 2008. Due to the significant impact on the financial position of the Company the accompanying unaudited financial statements include a Statement of the Stockholders Equity showing the effect of this merger, the conversion of approximately $6.6 million of notes payable and accrued interest into shares of the Company’s common stock and the sale of 2,355,334 shares of common stock during the six months ended June 30, 2008 (see notes 4 and 5 for further discussion)

Going Concern. The Company incurred losses in the current quarter of $420,039 and has an accumulated deficit of $7,910,035 at June 30, 2008. The Company’s current liabilities exceeded its current assets by $1,026,566 as of June 30, 2008, which is an improvement of $6,307,009 since the year ended December 31, 2007. Additionally the Company is reporting stockholders equity  of $320,302 as of June 30, 2008 as compared to a stockholders deficit  of $6,960,091 at December 31, 2007. This significant improvement is directly related to the conversion of notes payable and sale of common stock discussed above and presented in the Statement of Stockholders Equity. Further in its effort to eliminate current operating losses, the Company’s new management’s business plan is focused on increasing revenues through a combination of meeting the growing demand for automotive engine management replacement parts, larger scheduled customer orders and new local domestic dealer and Asian product sourcing and reductions of operating expenses. These new Asian suppliers are being identified and qualified to accomplish significant cost savings that will allow the company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins. As disclosed in Note 4, the Company’s current line of credit has matured and has been extended on a month to month basis through August, 20, 2008. To support the additional working capital needed for revenue growth the Company had planned to increase its bank line of credit from approximately $2.2 million to $5 million during the second quarter of 2008. However due to tightening in the credit markets the company has shifted its planned increase in its line of credit to focus on the OE Source subsidiary where it is experiencing growth. Currently the Company is pursuing a $2.0 million line of credit for OE Source. Approximately 65% of this new line will be used to satisfy the balance on the existing line of credit. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Revenue. Revenue from product sales is recognized when the product is shipped and title to the product passes.

Allowance for Doubtful Accounts. The Company maintains current receivable amounts and regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts. This analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories. Inventories consisting of primarily finished electronic components are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment. Property, plant and equipment is stated at cost, less accumulated depreciation. Expenditures for additions and improvements, which extend the life of the assets, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. Gains and losses resulting from sales or retirements are recorded as incurred, at which time the cost and accumulated depreciation are removed from the accounts. Depreciation is provided using the straight-line method over the following average estimated useful lives of the assets: Electronic data processing equipment – 5 years and Furniture and Fixtures - 7 years.

Customer relationship. Prior to fiscal 2006, the Company acquired the assets of one of its distributors. The purchase price for this acquisition was allocated to specifically identifiable assets acquired consisting mainly of a customer relationship which has an estimated useful life of eight years.

SFAS requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and review for impairment in accordance with SAFS No, 144, Accounting for Impairment of Disposal of Long-Lived Assets.

Stock-based compensation. Stock-based compensation represents the cost related to common stock granted to employees and related parties of the Company. The Company measures stock-based compensation cost at the date the common stock was issued, based on the quoted market price of the company’s common stock and recognizes the cost as expense over the requisite service period. The expense is recorded in SG&A in the Consolidated Statement of Operations.

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

Income Taxes. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk. The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments. In January 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) to value its financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on the Company’s results of operations, financial position or cash flows.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  SFAS No. 157 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price).  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs may be used to measure fair value:

•	Level 1 – Active market provides quoted prices for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable with market data; and
•
Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash and cash equivalents, accounts receivables, inventories, lines of credit, related party notes payable, accounts payable and accrued expenses are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Recent accounting pronouncements. In December 2007, the FASB issued Statement 141R, “Business Combinations” (SFAS 141R), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of the FAS 141R will have an effect on our operating results with respect to future acquisitions, if any.

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal year 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. We are currently assessing the impact FSP No. FAS 142-3 will have on our consolidated financial statements.

2. Loss per Common Share. Common share equivalents of 1,939,984 were not included in the computation of diluted earnings per share for the three-and six-month periods ended June 30, 2008 as their effect would have been anti-dilutive. There were no common stock equivalents in 2007.

3. Notes Payable to Related Parties. On February 22, 2008 in connection with the reverse merger into a public shell, $6,403,831 of the Company’s notes payable to related parties plus accrued interest were converted into 7,623,814 shares of common stock and $968,000 was repaid from the proceeds of the sale of common stock.

4. Lines of Credit. The Company continues to operate under two revolving lines of credit with a bank. The aggregate maximum borrowings under these lines is $2,240,000. The lines originally renewed annually until August 1, 2007; since that date, the Company has received monthly extensions of the lines which is extended through August 20, 2008. Each line carries an interest rate of prime  plus 0.75% (6.0% at June 30, 2008). The lines are secured by the Company’s accounts receivable, inventory and other non-secured assets. In addition, the lines are guaranteed by certain of the Company’s stockholders. At June 30, 2008, the balance of the lines was $1,476,917. Draws under these lines are limited to 75% of accounts receivable and 50% of inventory.

5. Common Stock and Equity Securities. On February 22, 2008, in accordance with the merger of Global Automotive Supply, Inc. (“GAS”), which is the surviving operating entity as more fully described in the Form 8-K, filed February 28, 2008, merged with and into General Automotive Company (“GAC”), formally known as Utility Investment Recovery, Inc (“UIR”) the public shell, and the stockholders of GAS received the right to receive two (2) shares of GAC common stock for each ninety-one (91) issued and outstanding shares of GAS common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of GAS, including 333,333 shares issued in connection with the conversion of a bridge loan, the former stockholders of GAS receive 8,439,061 shares of GAC common stock, which represents 57.1% of the outstanding common stock at June 30, 2008

At the time of the merger, there were 3,919,789 shares of common stock outstanding in UIR, the shell company after the cancellation of certain shares by several of the UIR shareholders. These shares were reissued as GAC certificates to those existing shareholder’s.

Additionally at the time of the merger 266,667 warrants were issued to the holders of $400,000 of the notes payable which were converted into 533,333 shares of common stock in connection with the conversion of notes payable to related parties as discussed in note 3 above. Each warrant has a strike price of $2.00 per common share and will expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their Warrants if our Common Stock trades at or above $3.50 for twenty (20) consecutive trading days. The fair market value of these warrants totaling $72,000 has been recorded as additional interest expense.

During the six months ended June 30, 2008 the Company issued a total of 2,355,334 shares of common stock and 1,177,677 warrants to investors for net proceeds of $1,456,756 as a result of partially closing its ongoing private offering which is exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. Each warrant has a strike price of $2.00 per common share and will expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their Warrants if our Common Stock trades at or above $3.50 for twenty (20) consecutive trading days. On July 30, 2008 the Company completed and closed this offering as reported on Form 8-K filed August 6, 2008.

We also issued warrants to purchase 135,640 shares of our common stock as commission to the broker-dealer responsible for placing the shares and warrants in connection with our private offering. Each warrant has a strike price of $2.00 per common share and is exercisable for a period of five years from the date of issuance. Also in relation to the private offering, the Company issued options to a consultant to purchase 300,000 shares of common stock at an exercise price of $.75 per share for a period of five years from the date of issuance.

In addition to the warrants described above, during the year ended December 31, 2007 the Company also granted a lender warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $.75 per share for a period of three years. This warrant also contains a “cashless” exercise provisions under which the holder of the warrant can exercise it using shares of the Company’s common stock. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and the terms of the lender warrants, the fair value of these warrants was accounted for as a liability, with an offsetting reduction to the carrying value of the Company’s common stock. The warrant liability will be reclassified to equity upon exercise or expiration of the related warrants. The fair value of the lender warrants on the grant date was estimated at $16,800.  On June 30, 2008, the fair value of the warrants was re-measured and estimated at $13,800. The decrease of $3,000 was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations during the six months ended June 30, 2008.

Stock Warants. As of June 30, 2008, there was a total of 1,939,984 warrants and consultant option, with a weighted  average strike price of $1.95 issued and none had been exercised.

The Company estimates the fair value of all warrants issued during the period using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 90% volatility, risk-free interest rates of 3.34% and expected lives of 3 and 5 years. The estimated fair value of the warrant is then recorded as a charge to expense in the Consolidated Statement of Operations or as a charge to additional paid-in capital in Shareholders’ Deficit depending on the situation for which the warrant was issued. During the quarter ended June 30, 2008 the Company granted warrants totaling 388,000 shares to non-employees as described above.

Stock-Based Compensation. During the six months ended June 30, 2008 the Company recognized the issuance of 75,000 shares of common stock to its president in connection with an employment agreement wherein the president will receive quarterly stock grants over a five year period for a total of 5% of the issued and outstanding common stock of the Company as of the closing of the merger and the currently ongoing private placement of securities. The total grant is estimated to be 750,000 shares, which will vest at a rate of 5% per quarter. The compensation costs charged as operating expense for grants under the plan was $49,750 for the six months ended June 30, 2008.

Subsequent event. On July 22, 2008, as reported on Form 8-K filed, July 25, 2008, the  Company and SenCer Inc., a New York corporation (“SenCer”), entered into an Operating Agreement, which sets forth the regulations, terms and conditions under which General Automotive Advanced Technology Group, LLC, a Florida limited liability company (the “Joint Venture”) will be operated.

The Operating Agreement provides that the Company and SenCer shall initially hold 50% membership interests in the Joint Venture. Initially, the Company shall contribute such services and incur such costs and expenses as it shall deem necessary to determine the commercial viability of the Joint Venture’s business, which services have an agreed-upon value of $200,000. In the event the Company becomes satisfied that the business is commercially viable, the Company shall make additional capital contributions of up to an aggregate of $750,000, in cash, to fund the operations of the Joint Venture and SenCer shall contribute to the Joint Venture a license to use SenCer’s ceramic composite technology for any and all transportation applications, all pursuant to an exclusive license agreement by and between the Joint Venture and SenCer also dated July 22, 2008. The license has an agreed-upon value of $2,000,000. If commercial viability has not been achieved by January 15, 2009, the Joint Venture will be dissolved unless the Company elects to continue its existence.

The company shall be the sole managing member of the Joint Venture, responsible for the day-to-day operations of the Joint Venture as well as certain marketing activities of the Joint Venture. SenCer shall design and develop applications and prototype products for clients of the Joint Venture. Certain major decisions, such as entering into a change of control transaction, amending the Operating Agreement, admitting new members to the Joint Venture and dissolving the Joint Venture shall require member approval.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking Statements:
Forward-looking statements in this Form 10-Q including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements — our ability to successfully develop, market, and sell our brands and products in a timely manner, and the outcomes of our efforts related to mergers and acquisitions. Additional factors include, but are not limited to, the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, the value and exploitation of our intellectual property rights, the results of financing efforts, risks in new product development, and other risks including but not limited to those identified in this report and our other periodic filings with the Securities and Exchange Commission.

Results of Operations:
As discussed in greater detail on a current report on our Form 8-K filed February 28, 2008, and our Form 10-KSB filed April, 14,2008 we entered into a Merger Agreement on February 22, 2008, with Global Automotive Supply, Inc. (“GAS Nevada”) whereby GAS Nevada merged with and into a wholly owned subsidiary, and we subsequently merged with that subsidiary in a short-form merger transaction under Nevada law and, in connection with this short form merger, changed our name to General Automotive Company, effective February 22, 2008. As a result of the merger, in exchange for 100% of the outstanding capital stock of GAS Nevada, the former stockholders of GAS Nevada had the right to receive 8,439,061 shares of our common stock, which represented approximately 57.1% of our outstanding common stock following the Merger and related transactions. Thus, GAS Nevada is considered the accounting acquirer in the Merger, and all references to our financial and other history in this Form 10QSB, and in particular in the Management’s Discussion and Analysis section, refer to the history of GAS Nevada unless the context specifically indicates that we are referencing a predecessor business.

Through the Merger, we also acquired 100% interest in the two wholly-owned subsidiaries of GAS Nevada, Global Parts Direct, Inc. (“GPD”) and OE Source (“OES”) which are now our wholly-owned subsidiaries. All of our business operations are conducted through these two subsidiaries.

Three Months Ended June 30, 2008 Compared With three Months Ended June 30, 2007

We generated $3,212,111 in revenues during the three months ended June 30, 2008, compared to $3,843,112 during the three months ended June 30, 2007. This decrease of $631,000 in revenues was due to a decrease of $853,713 in revenues of GPD resulting primarily from the down turn in the domestic new car sales, which is the market that GPD serves and the lower prices for the new 10 inch DVD players sold in 2008. This decrease in revenues was offset by an increase of 8.0% in revenues of approximately $224,000 from OES during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to increases in replacement parts orders from our major distributor customers.

Our cost of goods sold during the three months ended June 30, 2008 stabilized to historical levels with no extraordinary items in the three months ended June 30, 2008 compared to the same three month period in 2007. However continued price pressures from our customers resulted in a total reduction in gross profits of $213,561 in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. All of this margin loss was incurred at GPD due to the reduction in revenues as discussed above. Gross profit margin, as a percent of revenues was 8.9% in the three months ended June 30, 2008 compared to 13.0% for the three months ended June 30, 2007. Currently OES is implementing its program to increase the number of domestic sources for its products that is expected to increase margins during the second half of 2008.

Our selling, general and administrative expenses were $253,284 higher for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This increase in expenses was due primarily to the impact of public company expenses and salaries during the three months ended June 30, 2008.

We recorded expenses of $20,625 for the value of stock issued as compensation for services in the three months ended June 30, 2008 as compared to $311,813 in the comparative period of 2007 as a result of a reduction in stock-based incentive awards.

While the company benefited from the reduced expense of stock-based compensation of approximately $291,200 during  the three months ended June 30, 2008 compared to the three months ended June 30, 2007, this benefit was offset by the loss of gross profits at GPD and the increased selling, general and administrative expenses discussed above resulted in the Company reporting a $175,658 larger operating loss in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Interest expense in the three months ended June 30, 2008 is approximately $15,000 less that the three months ended June 30, 2007. This decrease resulted from the conversion of debt to equity at the time of the merger as reported on Form 8-K, filed February 28, 2008.

Both GPD and OES have active programs to increase revenues and reduce costs for the remainder of fiscal 2008.  We intend to further increase our margins by enhancing our sourcing efforts in Asia during the remainder of 2008 and 2009.

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

We generated $7,280,298 in revenues during the six months ended June 30, 2008, compared to $6,538,030 during the six months ended June 30, 2007. The increase in revenues was due primarily to increased revenues of approximately $1,840,000 from OES due to increases in replacement parts orders from our major distributor customers offset by a reduction of approximately $1,022,000 in revenues of GPD due to the reduced selling prices and reduced new car sales as discussed above.

Our cost of goods sold during the six months ended June 30, 2008 includes approximately $98,000 in an above normal recognition of costs for negotiated customer rebates, employee payroll, and an inventory write down. Additionally due to the customer demands at GPD and a low level of on hand inventory we incurred additional shipping costs of approximately $15,000 to expedite deliveries during the first quarter of 2008. Our total gross profits were $350,812 lower in the six months ended June 30, 2008 as compared to  the six months ended June 30, 2007. Our gross profit margin was 8.7% for the six months ended June 30, 2008 compared to 15.0% for the same period of 2007. After adjusting for the one-time (see above) costs discussed above our gross profits in the six months ended June 30, 2008 were still below those achieved in the six months ended June 30, 2007. This reduction of standard product margins of approximately $237,800 was experienced at GPD due to the reduction in revenues as discussed above.

Our selling, general and administrative expenses were $397,567 higher for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. These expenses were actually lower for both GPD and OES by approximately $200,000 however the impact of public company and other operating expenses of approximately $450,000 during the six months ended June 30, 2008 plus approximately $140,000 of professional services expensed in connection with the merger offset this improvement.

We recorded expenses of $48,750 for the value of stock issued as compensation for services in the six months ended June 30, 2008 as compared to $623,625 in the comparative period of 2007 as a result of a reduction in stock-based incentive awards.

While the company benefited from the reduced expense of stock-based compensation of approximately $574,800 in the comparison of the six months ended June 30, 2008 compared to the six months ended June 30, 2007 the net operating loss in 2008 still exceeded those of 2007 by $222,020.  The combined reduction in gross profits at GPD and the increased public company expenses discussed above account for this increase in losses offset by the reduction in stock-based compensation expense.

Interest expense in the six months ended June 30, 2008 includes $72,000 for the fair value of lender warrants issued in connection with the conversion of $400,000 in notes payable.

Liquidity and Capital Resources

As of June 30, 2008, we had Current Assets in the amount of $2,924,105, consisting mostly of, accounts receivable, and inventory. On the same date, we had Current Liabilities of $3,950,671, consisting mostly of accounts payable and a bank line of credit. Thus, as of June 30, 2008, we had a working capital deficit of $1,026,566 as compared to a working capital deficit of $5,711,991 at December 31, 2007. This reduction in our working capital deficit during the first six months of 2008 is directly related to the conversion to common stock of $ 6,698,831 of related party notes of which $ 4,718,000 was classified as current liabilities at December 31, 2007, and the sale of common stock.

The conversion of approximately $6.6 million of notes payable into the common stock of GAS Nevada immediately prior to the Merger and the recent sale of 2,355,334 shares of our common stock for  $1,456,756 net of issuance costs in connection with our private placement better positions us to implement our business plan over the next twelve months. To support the additional working capital needed for revenue growth the Company had planned to increase its bank line of credit from approximately $2.2 million to $5 million during the second quarter of 2008. However due to tightening in the credit markets the company has shifted its plan to increase in its line of credit to focus on the OE Source subsidiary where it is experiencing growth. Currently the Company is pursuing a $2.0 million line of credit for OE Source. Approximately 65% of this new line will be used to satisfy the balance on the existing line of credit. If we determine that we do not presently have sufficient capital to fully fund our growth and development, we will seek additional capital through the financial markets.  In connection with raising this additional capital, we will incur appropriate accounting and legal fees. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon General Automotive Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, intangibles, accounts receivable, inventory, income taxes, stock-based compensation, and warranty obligations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Revenue. Revenue from product sales is recognized when the product is shipped and title to the product passes.

Allowance for Doubtful Accounts. The Company maintains current receivable amounts and regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts. This analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories. Inventories consisting of primarily finished electronic components are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment. Property, plant and equipment is stated at cost, less accumulated depreciation. Expenditures for additions and improvements, which extend the life of the assets, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. Gains and losses resulting from sales or retirements are recorded as incurred, at which time the cost and accumulated depreciation are removed from the accounts. Depreciation is provided using the straight-line method over the following average estimated useful lives of the assets: Electronic data processing equipment – 5 years and Furniture and Fixtures - 7 years.

Customer relationship. Prior to fiscal 2006, the Company acquired the assets of one of its distributors. The purchase price for this acquisition was allocated to specifically identifiable assets acquired consisting mainly of a customer relationship which has an estimated useful life of eight years.

SFAS requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and review for impairment in accordance with SAFS No, 144, Accounting for Impairment of Disposal of Long-Lived Assets.

Stock-based compensation. Stock-based compensation represents the cost related to common stock granted to employees and related parties of the Company. The Company measures stock-based compensation cost at the date the common stock was issued, based on the quoted market price of the company’s common stock and recognizes the cost as expense over the requisite service period. The expense is recorded in SG&A in the Consolidated Statement of Operations.

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

Income Taxes. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk. The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments. In January 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) to value its financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on the Company’s results of operations, financial position or cash flows.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  SFAS No. 157 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price).  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs may be used to measure fair value:

• Level 1 – Active market provides quoted prices for identical assets or liabilities;
• Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable with market data; and
• Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash and cash equivalents, accounts receivables, inventories, lines of credit, related party notes payable, accounts payable and accrued expenses are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Recent Accounting Pronoucements

In December 2007, the FASB issued Statement 141R, “Business Combinations” (SFAS 141R), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of the FAS 141R will have an effect on our operating results with respect to future acquisitions, if any.

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal year 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. We are currently assessing the impact FSP No. FAS 142-3 will have on our consolidated financial statements.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation identified a change in our internal control over financial reporting that occurred during the fiscal quarter of our current fiscal year that has materially affected or is reasonably likely to materially affect our internal control over such reporting. This change included the addition of an experienced public company Chief Financial Officer who is directly involved in the review of the Company’s operating processes and identifying, the necessary control policies and procedures to be adopted by the Company. The Company has added two new members to the board on June 9, 2008. These board members will be appointed to both an Audit Committee and a Compensation Committee and the Company will be completing a full scope corporate governance program prior to the end of this fiscal year.

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

Changes in Internal Controls Over Financial Reporting.

The recommendations to remediate these deficiencies reported in our Annual Report and the actions taken in the six-month period ended June 30, 2008 are as follows:

1. Retain additional staff knowledgeable in U.S. GAAP for assistance in the preparation of annual and interim financial statements. The new Chief Financial Officer hired at the end of February 2008 is personally involved in the preparation of financial statements. Additionally we have hired a new controller with greater experience in GAAP accounting and process and procedural controls as the previous controller.

2. Consider enhancing preventative and detective IT system controls. Total control of IT function and computer system is now the responsibility of the Chief Financial Officer. In March of 2008 we engaged an independent IT consulting firm that has evaluated the operations of the computer systems, updated the accounting system to the most current version, eliminated unauthorized access to the computer network operating and accounting systems and has updated the password access for authorized users and eliminated any inactive individuals. This firm will be making routine inspections of these systems and control files as well as being available to correct any system issues as they occur.

3. Create and implement written accounting policies and procedures and written authority and approval policies and procedures for the transactions of the Company. Written policies are not in place as of June 30, 2008. It is our plan to have these in place before the end of the current fiscal year.

4. Implement a system of segregation of duties in the processing of transactions within the recording cycle. Minimal segregations have been implemented however we are limited to the constraints of a very small staff. Continuing improvement here is anticipated as written policies are gradually implemented over the balance of this fiscal year.

5. Additionally we have appointed two new independent directors to the board of directors of the Company. These new directors are currently functioning as the Audit Committee. It is our plan to have a fully documented and functioning corporate governance program in place that will include Charters for the Audit and Compensation Committees of the Company.

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

PART II – OTHER INFORMATION

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

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

GENERAL AUTOMOTIVE COMPANY

By:/s/ Joseph DeFrancisci
Joseph DeFrancisci
Chief Executive Officer
August 14, 2008

By:/s/ Harry Christenson
Harry Christenson
Chief Financial Officer
August 14, 2008