Form 10-Q
period 2008-09-30
GENERAL AUTOMOTIVE CO
filed 2008-11-19
CIK 1376668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company	☐ Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,283,866 common shares as of November 17, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$327,174	$600
Accounts receivable, net	1,876,070	1,404,265
Assets held for disposal	351,131	2,723,552
Inventories	191,754	1,028,411
Other current assets	192,589	—

Total current assets	2,938,718	5,156,828

Property and equipment, net	7,434	2,151
Other assets, net	56,332	6,164

	$3,002,484	$5,165,143

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$1,660,149	$1,726,995
Lines of credit	1,422,601	1,386,228
Accrued expenses	163,286	562,629
Liabilities held for disposal	376,050	1,327,515
Warrant liability	6,000	—
Notes payable to related parties	310,000	7,121,867

Total current liabilities	3,938,086	12,125,234

Commitments and contingencies	—	—

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.001 par value; 90,000,000 shares authorized, 15,283,866 issued and outstanding at 2008 and 26,000,001 issued and outstanding at 2007	15,284	26,000
Additional paid-in capital	8,451,229	—
Accumulated deficit	(9,402,115)	(6,986,091)

Total shareholders’ deficit	(935,602)	(6,960,091)

	$3,002,484	$5,165,143

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$3,600,926	$3,403,109	$10,216,808	$8,178,431
Costs of goods sold	3,279,739	2,981,732	9,330,142	7,153,410

Gross profit	321,187	421,377	886,666	1,025,021
Expenses:
Selling, general and administrative	523,880	180,825	1,548,712	533,890
Stock-based compensation	12,375	311,813	61,125	935,438

Total expenses	536,255	492,638	1,609,837	1,469,328

Loss from operations	(215,068)	(71,261)	(723,171)	(444,307)
Other income (expense):
Interest expense	(13,550)	(39,928)	(141,590)	(98,362)
Other, net	—	2,031	—	6,678

Total other expense, net	(13,550)	(37,897)	(141,590)	(91,684)

Net loss from continuing operations	(228,618)	(109,158)	(864,761)	(535,991)
Net loss from discontinued operations (including loss on disposal of $1,228,899 in 2008)	(1,263,462)	(337,654)	(1,551,263)	(612,745)

Net loss	$(1,492,080)	$(446,812)	$(2,416,024)	$(1,148,736)

Loss per share
Basic and diluted:
Continuing operations	$(0.02)	$(0.22)	$(0.07)	$(1.22)
Discontinued operations	(0.08)	(0.69)	(0.13)	(1.40)

	$(0.10)	$(0.91)	$(0.20)	$(2.62)

Weighted average number of common shares outstanding:
Basic and diluted	15,086,355	492,093	11,981,754	439,203

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Value
Balance, December 31, 2007	26,000,001	$26,000	$—	$(6,986,091)	$(6,960,091)
Cancellation of common stock	(89,520)	(89)	89	—	—
Reverse common stock split	(25,428,567)	(25,429)	25,429	—	—
Common stock issued in connection with the conversion of related party notes payable and accrued interest	7,623,814	7,624	6,396,207	—	6,403,831
Common stock issued in connection with the conversion of bridge note payable	333,333	333	294,667	—	295,000
Common stock issued in connection with reverse merger	3,919,789	3,920	(3,920)	—	—
Common stock issued in connection with stock-based compensation	112,500	112	61,013	—	61,125
Common stock issued for services	439,000	439	214,161	—	214,600
Common stock and warrants issued in connection with private placement memorandum, net of costs	2,373,516	2,374	1,463,583	—	1,465,957
Net loss	—	—	—	(2,416,024)	(2,416,024)

Balance, September 30, 2008	15,283,866	$15,284	$8,451,229	$(9,402,115)	$(935,602)

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,416,024)	$(1,148,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,810	24,913
Stock-based compensation	61,125	935,438
Loss on disposal of discontinued operations	1,228,899	—
Warrants issued for conversion of debt	72,000	—
Change in assets and liabilities from discontinued operations	192,057	610,928
Change in assets and liabilities of continuing operations:
Decrease (increase) in assets:
Accounts receivable	(471,805)	(974,576)
Inventories	836,657	(798,650)
Other current assets	(28,158)	41,888
Increase (decrease) in liabilities:
Accounts payable	(66,846)	1,118,576
Accrued expenses and warrant liability	139,622	338,875

Net cash provided (used) in operating activities	(445,663)	148,658

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,093)	(6,870)
Cash acquired upon acquisition of OES	—	271,291

Net cash provided by investing activities	(12,093)	264,421

Cash flows from financing activities:
Net borrowings under lines of credit	36,373	435,000
Borrowings on notes payable to related parties	—	490,000
Sale of common stock	1,465,957	—
Payments on notes payable to related parties	(718,000)	(963,006)

Net cash provided (used) by financing activities	784,330	(38,006)

Net increase in cash and cash equivalents	326,574	375,073
Cash and cash equivalents, beginning of year	600	170,556

Cash and cash equivalents, end of period	$327,174	$545,629

Supplemental disclosure of cash flow information:
Interest paid	69,590	64,237

Supplemental schedule of noncash activities:
Noncash transactions:
Recapitalization upon related party acquisition of OES	—	4,533,276
Common stock issued for conversion of debt	6,698,831	—
Common stock issued for services	214,600	—

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Consolidated Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of General Automotive Company and its subsidiaries (collectively, the “Company”) at September 30, 2008 and the results of its (i) operations for the three and nine month periods ended September 30, 2008 and 2007 and (ii) cash flows for the nine month periods ended September 30, 2008 and 2007. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three-and nine month periods ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

Merger and Offering. The Company completed a reverse merger into a publicly traded shell company on February 22, 2008 (the “Merger”) and reported the Merger and the related transactions on a current report on Form 8-K, filed February 28, 2008. Due to the significant impact on the financial position of the Company the accompanying unaudited financial statements include a Statement of the Shareholders’ Deficit showing the effect of this Merger, the conversion of approximately $6.6 million of notes payable and accrued interest into shares of the Company’s common stock and the sale of 2,355,334 shares of common stock during the nine months ended September 30, 2008 (see note 6 for further discussion).

Going Concern. The Company incurred losses in the current quarter of $1,492,080 including a loss from discontinued operations of $1,263,462 and has an accumulated deficit of $9,402,115 at September 30, 2008. The Company’s current liabilities exceeded its current assets by $999,368 as of September 30, 2008. Additionally the Company is reporting a shareholders’ deficit of $935,602 as of September 30, 2008 as compared to a shareholders’ deficit of $6,960,091 at December 31, 2007. This improvement of approximately $6.0 million is directly related to the conversion of notes payable and sale of common stock discussed above and presented in the Statement of Shareholders’ Deficit. Further in its effort to eliminate current operating losses, the business plan of the Company’s new management is focused on increasing revenues through a combination of meeting the growing demand for automotive engine management replacement parts, larger scheduled customer orders, new domestic dealer and Asian product sourcing and reductions of operating expenses. New Asian suppliers are being identified and qualified to accomplish significant cost savings that will allow the Company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins. Additionally the Company has decided to eliminate the continuing losses from one of its subsidiaries, Global Parts Direct, Inc. (“GPD”), by the sale of its assets which occurred on November 14, 2008 (see note 2 for further discussion of this discontinued operation). As disclosed in note 5, the Company’s current line of credit for GPD (the “GPD Line”) has matured and has been extended on a month to month basis through November 20, 2008. The GPD Line was repaid on October 31, 2008. To support the additional working capital needed for revenue growth in the Company’s wholly-owned subsidiary OE Source, LLC (“OES”), OES entered into a new $2.0 million line of credit on August 28, 2008 (the “OES Line”), which was guaranteed by the Company. Approximately 65% of this new OES Line was used to satisfy the balance on our existing line of credit. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

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

Inventories. Inventories consisting of primarily finished automotive parts are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment. Property, plant and equipment is stated at cost, less accumulated depreciation. Expenditures for additions and improvements, which extend the life of the assets, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. Gains and losses resulting from sales or retirements are recorded as incurred, at which time the cost and accumulated depreciation are removed from the accounts. Depreciation is provided using the straight-line method over the following average estimated useful lives of the assets: Electronic data processing equipment – 5 years and Furniture and Fixtures—7 years.

Stock-based compensation. Stock-based compensation represents the cost related to common stock granted to employees and related parties of the Company. The Company measures stock-based compensation cost at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The expense is recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

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

Income Taxes. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash and cash equivalents, accounts receivables, inventories, lines of credit, related party notes payable, accounts payable and accrued expenses are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The Company does not have any Level 2 or Level 3 assets and liabilities.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

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

In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB No. 128, Earnings Per Share and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. We do not expect the adoption of this FSP effective January 1, 2009 will have a material impact on our results of operations or financial position.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-5.

2.	Discontinued Operations. In November 2008 the Company’s board of directors agreed to discontinue the operations of GPD through a sale of selected assets. This sale was closed on November 14, 2008. This sale is fundamentally at liquidation value resulting in the need to record a loss on disposal of $1,228,899 during the current quarter. Due to continued reductions in the demand for the type of electronic products that are provided by GPD during this year combined with customer pricing pressures and the inability to source low product quantities at favorable pricing resulted in this decision. The consolidated statement of operations for all prior periods has been reclassified to reflect the results of operations of this divested business as a discontinued operation.

The consolidated balance sheet at September 30, 2008 includes $24,919 of the excess of liabilities over assets held for disposal. Total assets held for disposal of $351,131 includes accounts receivable of $281,170 and inventory of $60,000 and the total liabilities held for disposal of $376,050 primarily consist of the bank line of credit of $177,775 and accounts payable of $93,188, and other accrued liabilities of $105,087. Included in the $1,228,899 loss on disposal in the third quarter of 2008 was the impairment of the intangible asset of Customer Relationship of $1,113,112 representing the unamortized balance at September 30, 2008. The consolidated balance sheet at December 31, 2007 includes total assets held for disposal of $2,723,552 includes accounts receivable of $995,691, inventory of $330,409 and the intangible asset of Customer Relationship of $1,272,133 The total liabilities held for disposal of $1,327,515 primarily consist of the bank line of credit of $140,361, notes payable of $250,000 and accounts payable of $772,169 and other accrued liabilities of $164,985.

The assets and liabilities of GPD have been reclassified for prior periods so that the Consolidated Statement of Cash Flows in all periods presented reflect the cash flow of discontinued operations.

3.	Loss per Common Share. Common share equivalents of 1,958,166 representing outstanding warrants were not included in the computation of diluted earnings per share for the three-and nine-month periods ended September 30, 2008 as their effect would have been anti-dilutive. There were no common stock equivalents in 2007.

4.	Notes Payable to Related Parties. On February 22, 2008, in connection with the Merger, $6,403,831 of the Company’s notes payable to related parties plus accrued interest were converted into 7,623,814 shares of common stock and $968,000 was repaid from the proceeds of the sale of common stock.

5.	Lines of Credit. The Company continued to operate under two revolving lines of credit with two banks during the quarter ended September 30, 2008. The aggregate maximum borrowings under these lines was $177,775 for the GPD Line and $2,000,000 for the OES Line.

As disclosed in note 2 above the liability under the GPD Line was included in excess of liabilities over assets expected to be sold. The GPD Line originally renewed annually until August 1, 2007; since that date, the Company has received monthly extensions of the line, which was extended through November 20, 2008. The GPD Line carried an interest rate of prime plus 0.75% (5.75% at September 30, 2008). The accounts receivable, inventory and other non-secured assets of GPD secured the line. In addition, the GPD Line was guaranteed by certain of the Company’s stockholders. On October 31, 2008 the GPD Line was repaid and the line of credit closed.

On August 28, 2008 the Company’s wholly-owned subsidiary, OES, entered into a new $2.0 million line of credit. The OES Line carries an interest rate of prime plus 1.0% (6.0% at September 30, 2008). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line is a note payable on demand, is subject to certain financial covenant ratios and was guaranteed by the Company. At September 30, 2008, the outstanding balance of the OES Line was $1,422,601. Draws under these lines are limited to 85% of eligible accounts receivable and 50% of inventory.

6.	Common Stock and Equity Securities. On February 22, 2008, Global Automotive Supply, Inc. (“GAS”), merged with and into Utility Investment Recovery, Inc. (“UIR”), a public shell company. In connection with the Merger, UIR was the surviving corporation although GAS was the surviving operating entity. As a result of the Merger, UIR changed its name to General Automotive Company. The stockholders of GAS received the right to receive two (2) shares of the Company’s common stock for each ninety-one (91) issued and outstanding shares of GAS common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of GAS, including 333,333 shares issued in connection with the conversion of a bridge loan, the former stockholders of GAS received 8,439,061 shares of the Company’s common stock. Such holdings represented 57.4% of the outstanding common stock at closing of the Company’s private placement on July 30, 2008.

At the time of the Merger, there were 3,919,789 shares of common stock outstanding in UIR, the shell company, after the cancellation of certain shares by several of the UIR shareholders. The certificates evidencing outstanding UIR shares were reissued as certificates for Company shares.

Additionally, at the time of the Merger 266,667 warrants were issued to certain related parties that held $400,000 of GAS notes payable, which notes payable were converted into 533,333 shares of common stock as discussed in note 3 above. The warrants have a strike price of $2.00 per common share and expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their warrants if our common stock trades at or above $3.50 for twenty (20) consecutive trading days. The fair market value of these warrants totaling $72,000 has been recorded as additional interest expense.

During the nine months ended September 30, 2008 the Company issued a total of 2,355,334 shares of common stock and 1,177,677 warrants to investors for net proceeds of $1,456,757 as a result of its private offerings which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. Each warrant has a strike price of $2.00 per common share and will expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their warrants if our common stock trades at or above $3.50 for twenty (20) consecutive trading days. On July 30, 2008, the Company completed and closed an offering as reported on Form 8-K filed August 6, 2008. Pursuant to the Registration Rights Agreement executed in connection with this private placement, the Company was required to file a Registration Statement within 90 days of the closing date of the of the offering. The Company did not file this Registration Statement, and pursuant to the Registration Rights Agreement, the Company is required to pay to the stockholders party thereto liquidated damages in an amount equal to 0.5% of the stockholders’ investment, payable in cash or common stock valued at the original purchase price for the common stock, at the discretion of the Company, up to a maximum of 6% of the stockholders’ investment, for each month the Company continues to be in violation of this provision. As of November 14, 2008 the Company has not filed the Registration Statement and will be required to pay the penalty of $7,284.

The Company also issued warrants to purchase 135,640 shares of common stock as commission to the broker-dealer responsible for placing the shares and warrants in connection with this private offering. Each warrant has a strike price of $2.00 per common share and is exercisable for a period of five years from the date of issuance. Also in relation to the private offering, the Company issued options to a consultant to purchase 300,000 shares of common stock at an exercise price of $0.75 per share for a period of five years from the date of issuance.

On September 9, 2008 the Company issued a total of 18,182 shares of common stock and 18,182 warrants to investors for net proceeds of $9,200 as a result of its private offerings which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. Each warrant has a strike price of $0.50 per common share and will expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their warrants if our common stock trades at or above $3.50 for twenty (20) consecutive trading days.

In addition to the warrants described above, during the year ended December 31, 2007 the Company also granted a lender warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of three years. This warrant also contains a “cashless” exercise provisions under which the holder of the warrant can exercise it using shares of the Company’s common stock. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and the terms of the lender warrants, the fair value of these warrants was accounted for as a liability, with an offsetting reduction to the carrying value of the Company’s common stock. The warrant liability will be reclassified to equity upon exercise or expiration of the related warrants. The fair value of the lender warrants on the grant date was estimated at $16,800. On September 30, 2008, the fair value of the warrants was re-measured and estimated at $6,000. The decrease of $10,800 was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations during the nine months ended September 30, 2008.

Stock Warrants. As of September 30, 2008, there were outstanding warrants and consultant options for purchase of 1,939,984, with a weighted average strike price of $1.95. As of November 14, 2008, none had been exercised.

The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 129% volatility, risk-free interest rates of 3.34% and expected lives of 3 and 5 years.

Stock-Based Compensation. During the nine months ended September 30, 2008, the Company recognized the issuance of 112,500 shares of common stock to its president in connection with an employment agreement wherein the president will receive quarterly stock grants over a five year period for a total of 5% of the issued and outstanding common stock of the Company as of the closing of the merger and the currently ongoing private placement of securities. The total grant is estimated to be 750,000 shares, which will vest at a rate of 5% per quarter. The compensation costs charged as operating expense for grants under the plan was $61,125 for the nine months ended September 30, 2008.

Stock issued for services. During the three months ended September 30, 2008 the Company recognized the issuance of 439,000 shares of common stock in connection with investor relations and financial consulting services which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. These services are to be performed over various terms ranging from one to twelve months and have been valued at a total of $214,600. At September 30, 2008 $183,603 is included in other assets and $30,997 were charged to operating expenses for the three and nine months ended September 30, 2008.

7.	Joint Venture. On July 22, 2008, as reported on Form 8-K filed, July 25, 2008, the Company and SenCer Inc., a New York corporation (“SenCer”), formed General Automotive Advanced Technology Group, LLC (the “Joint Venture”). In connection therewith, the Company and SenCer entered into an Operating Agreement which sets forth the regulations, terms and conditions under which the Joint Venture will be operated.

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

The Company is in the process of determining whether consolidating the joint venture is necessary, however as of September 30, 2008 there was no activity in the Joint Venture to consolidate.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations:

As discussed in greater detail on a current report on our Form 8-K filed February 28, 2008, and our Form 10-KSB filed April, 14, 2008 we entered into a Merger Agreement on February 22, 2008 (the “Merger”), with Global Automotive Supply, Inc. (“GAS”) whereby GAS merged with and into a wholly owned subsidiary, and we subsequently merged with that subsidiary in a short-form merger transaction under Nevada law and, in connection with this short-form merger, changed our name to General Automotive Company, effective February 22, 2008. As a result of the Merger, in exchange for 100% of the outstanding capital stock of GAS, the former stockholders of GAS had the right to receive 8,439,061 shares of our common stock, which represented approximately 57.4% of our outstanding common stock at the closing of the private placement on July 30, 2008. Thus, GAS is considered the accounting acquirer in the Merger, and all references to our financial and other history in this Form 10-Q, and in particular in the Management’s Discussion and Analysis section, refer to the history of GAS unless the context specifically indicates that we are referencing a predecessor business.

Through the Merger, we also acquired 100% interest in the two wholly-owned subsidiaries of GAS, Global Parts Direct, Inc. (“GPD”) and OE Source, LLC (“OES”). In November 2008, the Company’s board of directors agreed to sell the assets of GPD, which has been accounted for as a discontinued operation for the three and nine months ended September 30, 2008. OES is now our sole wholly-owned subsidiary with all of our business operations conducted through this subsidiary.

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007

We generated $3,600,926 in revenues from our continuing operations during the three months ended September 30, 2008, compared to $3,403,109 during the three months ended September 30, 2007. The increase of $197,817 (5.8%) in revenues was due to increases in replacement parts orders from our major distributor customers.

Our cost of goods sold during the three months ended September 30, 2008 was $3,279,739 compared to $2,981,732 for the three months ended September 30, 2007. The increases in revenues accounted for approximately $171,000 of this cost increase with approximately $50,000 caused by increases in the average product cost. These increases combined with a rebate program in the third quarter of 2008 have resulted in the total increase in cost of goods sold of $298,007. Our gross profits was $100,190 lower in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Our gross profit margin was 8.9% for the three months ended September 30, 2008 compared to 12.4% for the same period of 2007. The impact of customer rebates accounted for the lower gross profit in the three months ended September 30, 2008. Currently, OES is implementing its program to increase the number of domestic sources for its products that is expected to increase margins during the second half of 2008.

Our selling, general and administrative expenses were $343,055 higher for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase in expenses was due primarily to the impact of refinancing the line of credit for OES, public company expenses of investor relations programs, directors and officers insurance, increased accounting and legal and additional salaries during the three months ended September 30, 2008.

We recorded expenses of $12,375 for the value of stock issued as compensation for services in the three months ended September 30, 2008 as compared to $311,813 in the comparative period of 2007 as a result of a reduction in stock-based incentive awards.

While the Company benefited from the reduced expense of stock-based compensation of approximately $299,400 during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, this benefit was offset by the decrease in gross profit and the increased selling, general and administrative expenses discussed above resulted in the Company reporting a $143,807 larger loss from operations in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Interest expense in the three months ended September 30, 2008 is approximately $26,400 less that the three months ended September 30, 2007. This decrease resulted from the conversion of debt to equity at the time of the merger as reported on Form 8-K, filed February 28, 2008.

The Company has active programs to increase revenues and reduce costs for the remainder of fiscal 2008. We intend to further increase our margins by enhancing our sourcing efforts in Asia during the remainder of 2008 and 2009. Additionally public company costs continue to be monitored and where possible either eliminated or replaced with stock based compensation in order to reduce the cash required for these expenses. During the three months ended September 30, 2008 we issued 439,000 shares of common stock in connection with investor relations and financial consulting services valued at approximately $214,600 of which $30,997 was charged to operating expenses in the current quarter with the balance to be charged to operating expenses over the next nine months.

During the three months ended September 30, 2008 we recorded a net loss from discontinued operations of $1,263,462, including the loss on the disposal of this business of $1,228,899, compared to a loss of $337,654 for the three months ended September 30, 2007. The loss in the 2007 period are operating losses only and do not contain any disposal losses.

Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

We generated $10,216,808 in revenues during the nine months ended September 30, 2008, compared to $8,178,431 during the nine months ended September 30, 2007. The increase in revenues was due primarily to increased revenues of approximately $2,038,000 from OES due to increases in replacement parts orders from our major distributor customers.

Our cost of goods sold during the nine months ended September 30, 2008 includes approximately $98,000 in an above normal recognition of costs for negotiated customer rebates, employee payroll, and an inventory write down. The increases in revenues accounted for approximately $1,750,000 of this cost increase with approximately $197,000 caused by increases in the average product cost. These increases combined with a rebate program in the nine months ended September 30, 2008 have resulted in the total increase in cost of goods sold of $2,176,732. Our gross profits was $138,355 lower in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Our gross profit margin was 8.7% for the nine months ended September 30, 2008 compared to 12.5% for the same period of 2007. The impact of customer rebates accounted for the lower gross profit in the nine months ended September 30, 2008.

Our selling, general and administrative expenses were $1,014,822 higher for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. These expenses were comparable for OES during the nine month periods ended September 30, 2008 and 2007 however the impact of public company costs of approximately $250,000, corporate payroll and other operating expenses of approximately $550,000 plus approximately $180,000 of professional services expensed in connection with the merger during the nine months ended September 30, 2008 contributed to these higher expenses.

We recorded expenses of $61,125 for the value of stock issued as compensation for services in the nine months ended September 30, 2008 as compared to $935,438 in the comparative period of 2007 as a result of a reduction in stock-based incentive awards.

While the Company benefited from the reduced expense of stock-based compensation of approximately $874,300 in the comparison of the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 the net operating loss from operations in 2008 still exceeded 2007 by $278,864. The combined reduction in gross profits and the increased public company expenses discussed above account for this increase in losses offset by the reduction in stock-based compensation expense.

Interest expense in the nine months ended September 30, 2008 includes $72,000 for the fair value of lender warrants issued in connection with the conversion of $400,000 in notes payable.

During the nine months ended September 30, 2008 we recorded a net loss from discontinued operations of $1,551,263, including the loss on the disposal of this business of $1,228,899, compared to a loss of $612,745 for the three months ended September 30, 2007. The loss in the 2007 period are operating losses only and do not contain any disposal losses.

Liquidity and Capital Resources

As of September 30, 2008, we had current assets in the amount of $2,938,718, consisting mostly of, accounts receivable, and inventory. On the same date, we had current liabilities of $3,938,086, consisting mostly of accounts payable and a line of credit. Thus, as of September 30, 2008, we had a working capital deficit of $999,368 as compared to a working capital deficit of $5,711,991 at December 31, 2007. This reduction in our working capital deficit during the nine months ended September 30, 2008 is directly related to the conversion to common stock of $6,698,831 of related party notes, of which $4,718,000 was classified as current liabilities at December 31, 2007, and the sale of common stock.

The conversion of approximately $6.6 million of notes payable into the common stock of GAS immediately prior to the Merger and the recent sale of 2,373,516 shares of our common stock for $1,465,957 net of issuance costs in connection with our private placement better positions us to implement our business plan over the next twelve months. To support the additional working capital needed for revenue growth, OES entered into a new $2.0 million line of credit during the third quarter of 2008. This line was guaranteed by the Company. Approximately 65% of this new line was used to satisfy the balance on the existing line of credit. If we determine that we do not presently have sufficient capital to fully fund our growth and development, we will seek additional capital through the financial markets. In connection with raising this additional capital, we will incur appropriate accounting and legal fees. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for accounts receivable and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

The Company’s significant accounting policies are described in note 1 of our financial statements herein and Note 1 of our Form 10-KSB for the year ended December 31, 2007. The methodology for its estimates and assumptions are as follows:

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

Recent Accounting Pronouncements

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

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

In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB No. 128, Earnings Per Share and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. We do not expect the adoption of this FSP effective January 1, 2009 will have a material impact on our results of operations or financial position.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-5.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The evaluation identified a change in our internal control over financial reporting that occurred during the first quarter of our current fiscal year that has materially affected or is reasonably likely to materially affect our internal control over such reporting. This change included the addition of an experienced public company Chief Financial Officer who is directly involved in the review of the Company’s operating processes and identifying the necessary control policies and procedures to be adopted by the Company. The Company has added two new members to the board on September 9, 2008. These board members will be appointed to both an Audit Committee and a Compensation Committee and the Company will be completing a full scope corporate governance program prior to the end of this fiscal year.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting.

The recommendations to remediate these deficiencies as reported in our Form 10-KSB, Item 8A, Management’s Annual Report on Internal Control Over Financial Reporting, filed on April 14, 2008, and the actions taken in the nine-month period ended September 30, 2008 are as follows:

1. Retain additional staff knowledgeable in U.S. GAAP for assistance in the preparation of annual and interim financial statements. The new Chief Financial Officer hired at the end of February 2008 is personally involved in the preparation of financial statements. Additionally we have hired a new controller with greater experience in GAAP accounting and process and procedural controls than the previous controller.

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

3. Create and implement written accounting policies and procedures and written authority and approval policies and procedures for the transactions of the Company. Written policies are not in place as of September 30, 2008. It is our plan to have these in place before the end of the current fiscal year.

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

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, we issued 439,000 shares of common stock in connection with individual contracts for financial and investor relations services to four entities for a total price of $214,600. Additionally on September 9, 2008 we issued 18,182 shares of common stock in connection with a private placement to a single investor for a total sales price of $10,000. None of the shares of common stock sold in these transactions have been registered under the Securities Act of 1933 or under any state securities laws. The issuance and sale of said securities was made in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 and certain private placements under the state securities laws. In connection with this private placement, we also issued warrants to purchase 18,182 shares of our common stock to the investor. These warrants have an exercise price of $0.50 per shares and an expiration date three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or lose their warrants if our common stock trades at or above $3.50 on a public market for twenty (20) consecutive trading days.

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

GENERAL AUTOMOTIVE COMPANY

By:	/s/ Joseph DeFrancisci
Joseph DeFrancisci
Chief Executive Officer
November 18, 2008

By:	/s/ Harry Christenson
Harry Christenson
Chief Financial Officer
November 18, 2008