Form 10-K
period 2008-12-31
GENERAL AUTOMOTIVE CO
filed 2009-04-15
CIK 1376668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from              to

Commission file number : 333-137755

General Automotive Company

(Name of small business issuer in its charter)

Nevada	20-3893833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5422 Carrier Drive, Suite 309 Orlando, FL	32819
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 407-363-4474

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,126,591 at March 23, 2009.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,764,417 as of March 23, 2009.

PART I

Item 1.	Description of Business

Business Development

We were originally incorporated on October 7, 2005 in Nevada. On February 22, 2008, we completed a reverse merger (the “Merger) with a private Nevada corporation, Global Automotive Supply, Inc. (“GAS Nevada”), who was considered the accounting acquirer in the Merger. As a result of that transaction, we assumed the business operations of GAS Nevada and changed our name to “General Automotive Company” (“GAC”). We reported the Merger and the related transactions on a current report on Form 8-K, filed February 28, 2008. Our principal executive offices are located at 5422 Carrier Drive, Suite 309, Orlando, FL 32819. Prior to the disposal of our wholly-owned subsidiary, Global Parts Direct, Inc. (“GPD”) on November 14, 2008 we were in the business of providing mobile electronics, conventional auto parts, and accessories directly to auto manufacturers, vehicle processing centers, and major distributors, both domestically and internationally.

Our business model now focuses on automotive parts sales and distribution. OE Source L.C., a Florida limited liability company (“OES”), and our remaining wholly-owned subsidiary, focuses on purchasing, selling and distributing engine management products and other traditional auto parts to the largest US distributors. We acquired the operations and assets of OES a wholly-owned subsidiary in January of 2007.

Description of Business

We are a provider of Original Equipment (“OE”) and aftermarket automotive parts and related automotive products at multiple levels of distribution throughout the United States and internationally. Through our wholly-owned subsidiary, OES, we have focused our efforts on utilizing our relationships with manufacturers in China, Korea and Japan to bring state-of-the-art automotive parts, accessories and products to automobile manufacturers and major parts distributors in the U.S.

OES is selling conventional auto parts that it imports directly from manufacturers, consolidators and distributors in the Far East to major customers in the United States. OES currently offers a suite of automotive engine management parts to large US distributors. These distributors then resell our products to automakers, dealerships, automotive repair shops, and retail outlets. OES specializes in and focuses on engine management products such as oxygen sensors and throttle position sensors, as well as other key under hood and brake systems components.

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

There are five major national competitors in OES’s engine management marketplace – Denso, NTK, Robert Bosch, AC Delco and Walker Supply. Each of these, as well as the other companies in the marketplace, focuses on a niche, as none is large enough to supply all facets of the automotive parts supply chain. We have been able to take advantage of our sourcing ability and relationships to create a demand for our products in the marketplace and cultivate a unique niche for our OES business as a specialist in procuring hard-to-find parts, particularly in the engine management segments of the industry.

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

Employees

We have eleven (11) employees, primarily consisting of management, administrative, and warehouse personnel. Seven of these individuals are employees of OES, and four are direct employees of GAC. We have one contract sourcing person in China whom we currently retain as an independent contractor. We also retain consultants to assist in operations on an as-needed contract basis.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We currently have one wholly owned subsidiary, OE Source L.C, a Florida limited liability company (“OES”).

Item 2.	Description of Property

Our principal executive offices are located at our warehouse at 5422 Carrier Drive, Suite 309, Orlando, FL 32819. We pay $6,386 per month to lease this property, and the lease is scheduled to expire on November 30, 2011. We do not own or lease any other significant property.

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

No matters were submitted to a vote of the Company’s shareholders during the year ended December 31, 2008.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our authorized capital stock consists of 90,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of Preferred Stock, par value $0.001 per share. There were 15,764,417 shares of common stock issued and outstanding and 0 shares of Preferred Stock issued and outstanding as of December 31, 2008.

The Company’s common stock trades on the OTC Bulletin Board under the symbol of “GNAU.OB”. Prior to March 10, 2008, the common stock traded under on the OTC Bulletin Board under the symbol of “UIRI.OB.” As of March 23, 2009 the closing sale prices of the common stock was $0.39 per share. The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin Board for the last two fiscal years.

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	0.52	0.17
September 30, 2008	.68	.18
June 30, 2008	1.35	.41
March 30, 2008	n/a	n/a

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
December 31, 2007	n/a	n/a
September 30, 2007	n/a	n/a
June 30, 2007	n/a	n/a
March 30, 2007	n/a	n/a

The quotations and ranges listed above were obtained from OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

As of December 31, 2008, we had 15,764,417 shares of our common stock issued and outstanding, held by 115 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no stock compensation plans. The board of directors has granted stock purchase options to officers and directors based on employment contracts and discretionary basis.

Item 6.	Selected Financial Data

None Required

Item 7.	Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

Forward-Looking Statements

The following discussion reflects our plan of operation. This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10K.

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation:

•	Our limited and unprofitable operating history;

•	the ability to raise additional capital to finance our activities;

•	legal and regulatory risks associated with the Merger;

•	the future trading of our common stock;

•	our ability to operate as a public company;

•	general economic and business conditions;

•	the volatility of our operating results and financial condition; and

•	our ability to attract or retain qualified senior scientific and management personnel.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K.

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

Overview

Our business model focuses on automotive parts sales and distribution. Through our wholly-owned subsidiary, we focus on selling and distributing engine management products and other traditional auto parts to the largest US distributors. Our management intends to continue expanding the customer base of OES and its level of sales. At the same time we plan to increase the volume of our business through the acquisition of similar companies involved in the sale and distribution of automotive parts.

Discussion and Analysis

As discussed in greater detail on a current report on our Form 8-K filed February 28, 2008, we entered into a Merger Agreement on February 22, 2008, with GAS Nevada whereby GAS Nevada merged with and into UIR Sub, and we subsequently merged with UIR Sub in a short-form merger transaction under Nevada law and, in connection with this short form merger, changed our name to General Automotive Company, effective February 22, 2008. As a result of the merger, in exchange for 100% of the outstanding capital stock of GAS Nevada, the former stockholders of GAS Nevada had the right to receive 8,149,535 shares of our common stock, which represented approximately 58.70% of our outstanding common stock following the Merger and related transactions. Thus, GAS Nevada is considered the accounting acquirer in the Merger, and all references to our financial and other history in this Form 10K, and in particular in the Management’s Discussion and Analysis section, refer to the history of GAS Nevada unless the context specifically indicates that we are referencing the businesses of Bridgefilms or UIR.

Through the Merger, we also acquired 100% interest in the two wholly-owned subsidiaries of GAS Nevada, Global Parts Direct, Inc. (“GPD”) and OE Supply, LC (“OES”). OES is our sole operating subsidiary at present. During the third quarter of 2008, we decided to discontinue the operations of our wholly-owned subsidiary, GPD. During November 2008 our board of directors agreed to the disposal of GPD through a sale of selected assets. This sale was closed on November 14, 2008. The sale was fundamentally at liquidation value resulting in a loss on disposal of $946,790. The board’s decision was based on continued reductions in the demand for the type of electronic products that were being provided by GPD during the year combined with customer pricing pressures and the inability to source low product quantities at favorable pricing. All of our business operations are now conducted through the remaining subsidiary, OES as described above (see “Description of Business”). Our combined Net Loss for the Year ended December 31, 2008 was $3,318,765 compared to $1,751,144 for the prior year. $946,790 of the $1,567,621 increase in loss was attributable to the loss on the sale of GPD.

Results of Operations for the Years Ended December 31, 2008 and December 31, 2007

We generated $12,383,241 in revenues during the year ended December 31, 2008, compared to $11,566,002 during the year ended December 31, 2007. The increase in revenues was due primarily to larger scheduled customer orders through the first nine months of the year. The general economic conditions of the final quarter of the year diminished the previous realized growth to only approximately $1 million in revenue. Revenue from increased orders were offset by a new rebate program which resulted in a net increase in revenue of $817,239. While gross profit margins on product sales were improved by new domestic dealers and Asian product sourcing, an increase in the cost of shipping due to fuel surcharges caused a decline in gross profit of $67,323. This represents a decline in the rate of gross profit from 10.59% to 9.34%.

Our selling, general and administrative expense was $1,435,055 higher for the year ended December 31, 2008 as compared to the year ended December 31, 2007. These expenses for our wholly-owned subsidiary, OES, were comparable for the years ended December 31, 2008 and 2007, however the impact of public company costs of approximately $645,000, corporate payroll and other operating expenses of approximately $610,000 plus approximately $180,000 of professional services expensed in connection with the merger during the year ended December 31, 2008 contributed to these higher expenses.

Stock-based compensation cost decreased by $554,570 during the year ended December 31, 2008 as compared to the same period in 2007 due to a reduction in the number of transactions involving the issuance of stock for services and the reduction in the price of the Company’s stock.

Interest expense decreased by $105,038 during the year ended December 31, 2008 as compared to the same period in 2007 due to the conversion of the related party notes payable accompanied by a reduction of total debt structure.

The net loss from discontinued operations of $420,741, excluding the loss on disposal in 2008 of $946,790, was comparable to the 2007 net loss from discontinued operations of $657,730 considering the lesser number of months of existence in 2008.

The result was a net loss of $3,318,765 for the year ended December 31, 2008 compared to a net loss of $1,751,144 for the year ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had current assets in the amount of $2,144,340, consisting mostly of accounts receivable and inventory. On the same date, we had current liabilities of $3,123,428, consisting mostly of accounts payable and a bank line of credit. Thus, as of December 31, 2008, we had a working capital deficit of $979,088 as compared to a working capital deficit of $6,968,406 at December 31, 2007. This reduction in our working capital deficit during the year ended December 31, 2008 is directly related to the conversion to common stock of $ 6,776,831 of related party notes and accrued interest and the sale of common stock.

The conversion of approximately $6.7 million of notes payable and accrued interest into the common stock of GAS Nevada immediately prior to the Merger and the sale of 2,373,516 shares of our common stock for $1,465,957 net of issuance costs in connection with our private placement better positions us to implement our business plan over the next twelve months. To support the additional working capital needed for revenue growth we increased the bank line of credit from $1.5 million to $2.0 million during the third quarter of 2008. Approximately 65% of this new line was used to satisfy the balance on the existing line of credit. At the end of the year 2008 we were in violation of one of the financial covenants under the new line of credit but received a waiver for this violation. We had $71,552 available on the line of credit at December 31,2008.

Parallel to expanding the customer base of our wholly-owned subsidiary, OES through expansion of product offerings and identification of new customers, we plan to continue our search for companies involved in the sale and distribution of automotive parts that would be available for acquisition. It is management’s belief that the return to profitability is dependent upon the ability to increase revenue volume. If we determine that we do not presently have sufficient capital to fully fund our growth and development, we will seek additional capital through the financial markets. In connection with raising this additional capital, we will incur appropriate accounting and legal fees. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon General Automotive Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our allowance for accounts receivable and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

The Company’s significant accounting policies are described in Note 1 of our financial statements. The methodology for its estimates and assumptions are as follows:

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

Stock-based compensation. Stock-based compensation represents the cost related to common stock granted to employees and related parties of the Company. The Company measures stock-based compensation cost at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. For officer and director stock purchase options we use volatility estimates based on similar public companies within the industry with readily determinable historical stock price information. In addition we used the five year treasury bond rate at time of grant for the risk free rate in the Black-Scholes fair value estimation model.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement 141R, “Business Combinations” (SFAS 141R), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company believes that adoption of the FAS 141R will have an effect on our operating results with respect to future acquisitions, if any.

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

In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities under FASB No. 128, Earnings Per Share and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. We do not expect the adoption of this FSP effective January 1, 2009 will have a material impact on our results of operations or financial position.

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

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Contractual Obligations

As of December 31, 2008, we were obligated for $229,000 in future lease payments through 2011for the office and warehouse space at 5422 Carrier Drive in Orlando, Florida. The amounts due over the next three years are approximately $76,900 in 2009, $78,600 in 2010 and $73,500 in 2011.

Item 8.	Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2008 and 2007

F-3	Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007

F-4	Consolidated Statement of Shareholders’ Deficit for the Years Ended December 31, 2008 and 2007

F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

F-6	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

General Automotive Company

We have audited the accompanying consolidated balance sheets of General Automotive Company and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholder’s deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Automotive Company and Subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and shareholders’ deficit at December 31, 2008 that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cross, Fernandez & Riley, LLP

Certified Public Accountants

April 14, 2009

Orlando, FL

General Automotive Company and Subsidiaries

Consolidated Balance Sheets

December 31,	2008	2007
Assets (Note 7)

Current assets:
Cash and cash equivalents	$151,482	$600
Accounts receivable, net	1,046,837	1,404,265
Assets held for disposal (Note 4)	—	2,723,552
Inventories	785,310	1,028,411
Other current assets	160,711	—

Total current assets	2,144,340	5,156,828

Property, plant and equipment, net (Note 5)	5,434	2,151
Other assets, net	19,526	6,164

	$2,169,300	$5,165,143

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$1,884,334	$1,726,995
Lines of credit (Note 7)	795,785	1,386,228
Accrued expenses (Note 6)	283,309	562,629
Liabilities held for disposal (Note 4)	—	1,077,515
Notes payable to related parties (Note 8)	160,000	7,371,867

Total current liabilities	3,123,428	12,125,234

Commitments and contingencies (Note 13)	—	—

Shareholders’ deficit (Note 10) :
Preferred stock; $0.001 par value; 10,000,000 shares authorized, 0 issued and outstanding at 2008 and 2007	—	—
Common stock; $0.001 par value; 90,000,000 shares authorized, 15,764,417 issued and outstanding at 2008 and 26,000,001 issued and outstanding at 2007	15,764	26,000
Additional paid-in capital	9,334,964	—
Accumulated deficit	(10,304,856)	(6,986,091)

Total shareholders’ deficit	(954,128)	(6,960,091)

	$2.169.300	$5,165,143

See accompanying notes to consolidated financial statements.

General Automotive Company and Subsidiaries

Consolidated Statements of Operations

Year ended December 31,	2008	2007
Revenues	$12,383,241	$11,566,002

Costs of goods sold	(11,226,283)	(10,341,721)

Gross profit	1,156,958	1,224,281

Expenses:
Selling, general and administrative	2,242,885	807,830
Stock-based compensation (Note 10)	692,680	1,247,250

Total expenses	2,935,565	2,055,080

Loss from operations	(1,778,607)	(830,799)

Other income (expense):
Interest expense	(172,704)	(277,742)
Other, net	77	—

Total other expense, net	(172,627)	(277,742)

Net loss from continuing operations	(1,951,234)	(1,108,541)

Net loss from discontinued operations (including loss on disposal of $946,790 in 2008)	(1,367,531)	(642,603)

Net loss	$(3,318,765)	$(1,751,144)

Loss per share (Note 11)
Basic and diluted:

Continuing operations	$(0.15)	$(2.38)

Discontinued operations	(0.11)	(1.38)

	$(0.26)	$(3.76)

Weighted average number of common shares outstanding:

Basic and diluted	12,816,592	465,649

See accompanying notes to consolidated financial statements.

General Automotive Company and Subsidiaries

Consolidated Statements of Shareholder’s Deficit

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Value
Balance, December 31, 2006	16,374,000	$16,374	$571,975	$(3,670,520)	$(3,082,171)

Common stock issued in connection with Stock-based compensation	9,626,001	9,626	2,396,874		2,406,500

Recapitalization of related party acquisition			(2,968,849)	(1,564,427)	(4,533,276)

Net loss	—	—	—	(1,751,144)	(1,751,144)

Balance, December 31, 2007	26,000,001	$26,000	$—	$(6,986,091)	$(6,960,091)

Cancellation of common stock	(179,040)	(179)	179	—	—

Reverse common stock split	(25,428,567)	(25,429)	25,429	—	—

Common stock and warrants issued in connection with the conversion of related party notes payable and accrued interest	8,052,385	8,052	6,560,779	—	6,568,831

Common stock issued in connection with the conversion of related party bridge note payable	333,333	333	294,667	—	295,000

Common stock issued in connection with reverse merger	3,919,789	3,920	(3,920)	—

Common stock issued in connection with stock-based compensation	112,500	112	61,013	—	61,125

Rescission of common stock issued in connection with stock based compensation	(112,500)	(112)	(61,013)		(61,125)

Compensatory common stock options issued to officers and directors			691,480		691,480

Common stock issued for services	693,000	693	302,767	—	303,460

Common stock and warrants issued in connection with private placement memorandum, net of costs	2,373,516	2,374	1,463,583	—	1,465,957

Net loss		—		(3,318,765)	(3,318,765)

Balance, December 31, 2008	15,764,417	$15,764	$9,334,964	$(10,304,856)	$(954,128)

See accompanying notes to consolidated financial statements.

General Automotive Company and Subsidiaries

Consolidated Statements of Cash Flows

	Twelve months ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,318,765)	$(1,751,144)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	8,000	10,071
Stock-based compensation	691,480	1,247,250
Loss on discontinued operations	1,367,531	642,603
Warrants issued for conversion of debt	87,000	—
Loss on disposal of equipment	—	41,788
Change in assets and liabilities from discontinued operations	278,506	(1,014,117)
Change in assets and liabilities of continuing operations:
Decrease (increase) in assets:
Accounts receivable	357,428	(991,856)
Inventories	243,101	(513,961)
Other current assets	142,749	—
Increase (decrease) in liabilities:
Accounts payable	157,339	956,360
Accrued expenses and warrant liability	193,644	350,629

Net cash provided (used) in operating activities	208,013	(1,022,377)
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,283)	—
Decrease (increase) in other assets	(13,362)	42,126
Cash acquired upon acquisition of OES	—	271,291

Net cash provided (used) by investing activities	(24,645)	313,417
Cash flows from financing activities:
Net borrowings under lines of credit	(590,443)	636,228
Borrowings on notes payable	57,500	250,000
Sale of common stock	1,465,957	—
Payments on notes payable to related parties	(965,500)	(347,224)

Net cash provided (used) by financing activities	(32,486)	539,004

Net increase (decrease) in cash and cash equivalents	150,882	(169,956)
Cash and cash equivalents, beginning of year	600	170,556

Cash and cash equivalents, end of period	$151,482	$600
Supplemental disclosure of cash flow information:
Interest paid	$96,491	$192,930
Supplemental schedule of noncash activities:
Noncash transactions:

Recapitalization upon related party acquisition of OES	$—	$4,533,276
Common stock issued for conversion of debt and accrued interest	6,776,831	—
Common stock issued for services	303,460	—

See accompanying notes to consolidated financial statements

General Automotive Company and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Consolidated Financial Statements. The accompanying consolidated financial statements include the accounts of General Automotive Company (“the Company”) and its wholly-owned subsidiary, OE Source, LC (“OES”), (collectively, the “Company”). The accounts of its wholly-owned subsidiary, Global Parts Direct, Inc. (“GPD”), which was disposed of on November 14, 2008, are included as assets and liabilities held for disposal at December 31, 2007 and net loss from discontinued operations for the years ended December 31, 2008 and 2007. All significant intercompany accounts, transactions and profits are eliminated.

Merger and Offering. As discussed further in Note 10, the Company completed a reverse merger into a publicly traded shell company on February 22, 2008 and reported the Merger and the related transactions on a current report on Form 8-K, filed February 28, 2008.

Revenue. Revenue is recognized upon shipment of products to customers.

Allowance for Uncollectable Accounts. The Company maintains current receivable amounts and regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts. This analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for uncollectable accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. At December 31, 2008, accounts receivable was net of an allowance for uncollectible accounts of $28,000. There was no allowance at December 31, 2007.

Inventories. Inventories consisting of primarily finished automotive parts are stated as the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

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

Impaired Long-lived Assets. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of long-lived assets when circumstances indicate the carrying value of those assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values.

Stock-based compensation. Stock-based compensation represents the cost related to common stock and options to purchase common stock granted to employees and related parties of the Company. The Company determines the cost of common stock grants at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the assumptions appropriate to the circumstances of the Company at the time of the transaction as disclosed in Note 10.

The expense is recorded in SG&A in the Consolidated Statement of Operations over the requisite service period required by the grant.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash and cash equivalents, accounts receivables, inventories, lines of credit, related party notes payable, accounts payable and accrued expenses are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The Company does not have any Level 2 or Level 3 assets and liabilities.

Recent accounting pronouncements. In December 2007, the FASB issued Statement 141R, “Business Combinations” (SFAS 141R), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company believes that adoption of the FAS 141R will have an effect on our operating results with respect to future acquisitions, if any.

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

In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities under FASB No. 128, Earnings Per Share and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. We do not expect the adoption of this FSP effective January 1, 2009 will have a material impact on our results of operations or financial position.

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

2.	Going Concern. The Company incurred losses in the current year of $3,318,765 including a loss from discontinued operations of $1,367,531 and has an accumulated deficit of $10,304,856 at December 31, 2008. The Company’s current liabilities exceeded its current assets by $979,088 as of December 31, 2008. Additionally the Company is reporting a shareholders’ deficit of $954,128 as of December 31, 2008 as compared to a shareholders’ deficit of $6,960,091 at December 31, 2007. This improvement of approximately $6.0 million is directly related to the conversion of notes payable and sale of common stock discussed in Note 10 and presented in the Statement of Shareholders’ Deficit. Further in its effort to eliminate current operating losses, the business plan of the Company’s new management is focused on increasing revenues through a combination of meeting the growing demand for automotive engine management replacement parts, larger scheduled customer orders, new domestic dealer and Asian product sourcing and reductions of operating expenses. New Asian suppliers are being identified and qualified to accomplish significant cost savings that will allow the Company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins. Additionally the Company has decided to eliminate the continuing losses from one of its subsidiaries, Global Parts Direct, Inc. (“GPD”), by the sale of its assets which occurred on November 14, 2008 (see note 4 for further discussion of this discontinued operation). As disclosed in note 7, the Company’s current line of credit for GPD (the “GPD Line”) matured and was extended on a month to month basis through November 20, 2008. The GPD Line was repaid on October 31, 2008. To support the additional working capital needed for revenue growth in the Company’s wholly-owned subsidiary OE Source, LLC (“OES”), OES entered into a new $2.0 million line of credit on August 28, 2008 (the “OES Line”), which was guaranteed by the Company. Approximately 65% of this new OES Line was used to satisfy the balance on our existing line of credit. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

3.	Acquisitions. On January 1, 2007, the Company completed the acquisition of substantially all of the assets of OE Source LC (“OES”), a company related through common ownership and management control. The purchase price was $4,000,000 and was paid through the issuance of 5% notes payable due January 2010 to related parties. During 2008 these note holders converted their notes into common stock of the Company as further discussed in Note 10. Results of operations from this acquired entity are included in the Consolidated Statements of Operations since the date of acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities recorded in connection with the OES acquisition:

December 31 ,	2007
Cash
Accounts receivable	$271,291
Inventory	412,409
Fixed assets	514,450
Other assets	54,010
Accounts payable	4,290
Line of credit	(770,635)
Notes payable	(750,000)
Excess purchase price over net assets acquired	(269,091)

4,533,276

$4,000,000

The excess of purchase price over the net assets acquired was recorded against additional paid-in capital and retained earnings since management control of both companies was effectively vested in the significant shareholders of OES both before and after the acquisition.

4.	Discontinued Operations. During the third quarter of 2008, it was determined to discontinue the operations of GPD through a sale of selected assets. This sale was closed on November 14, 2008. This sale is fundamentally at liquidation value resulting in a loss on disposal of $946,790 during the year-ended December 31, 2008. Due to continued reductions in the demand for the type of electronic products that were provided by GPD during this year combined with customer pricing pressures and the inability to source low product quantities at favorable pricing resulted in this decision. The consolidated statement of operations for all prior periods has been reclassified to reflect the results of operations of this divested business as a discontinued operation.

The loss on the sale of GPD was determined by deducting the net book values of the assets and liabilities conveyed to the purchaser at the date of sale, $1,111,790, from the cash proceeds received of $165,000. All assets and liabilities of GPD not conveyed to the purchaser were transferred to GAC.

The assets and liabilities of GPD have been reclassified for prior periods so that the Consolidated Balance Sheet reflect the Asset and Liabilities of GPD as held for disposal and the Consolidated Statement of Cash Flows in all periods presented reflect the cash flow of discontinued operations.

5.	Property, Plant and Equipment. Property, plant and equipment consist of the following:

December 31,	2008	2007
Electronic data processing equipment	$21,617	$20,509
Furniture and fixtures	21,796	21,796

	43,413	42,305
Less:accumulated depreciation	(37,979)	(40,154)

	$5,434	$2,151

For the years ended December 31, 2008 and 2007, depreciation expense totaled approximately $8,000 and $10,701, respectively.

6.	Accrued Expenses. Accrued expenses consist of the following:

December 31,	2008	2007
Interest	$—	$562,629
Other	283,309	—

	$283,309	$562,629

7.	Lines of Credit. During most of the year-ended December 31, 2008 the Company operated under two revolving lines of credit with one bank. The aggregate maximum borrowing under these lines was $177,775 for the GPD Line and $2,000,000 for the OES Line.

The GPD Line originally renewed annually until August 1, 2007; since that date, the Company has received monthly extensions of the line, which was extended through November 20, 2008. The GPD Line carried an interest rate of prime plus 0.75%. The accounts receivable, inventory and other non-secured assets of GPD secured the line. In addition, the GPD Line was guaranteed by certain of the Company’s stockholders. On October 31, 2008 the GPD Line was repaid and the line of credit closed in anticipation of the sale of GPD as disclosed in Note 4 above.

On August 28, 2008 the Company’s wholly-owned subsidiary, OES, entered into a new $2.0 million line of credit (“OES Line”). The OES Line carries an interest rate of prime plus 1.0% (4.25% at December 31, 2008). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line is a note payable on demand and is subject to certain financial covenant ratios and was guaranteed by the Company. At December 31, 2008, the outstanding balance of the OES Line was $795,785. Draws under the line are limited to 85% of eligible accounts receivable and 50% of inventory. As of December 31, 2008, $71,552 was available under the line. In addition, as of December 31, 2008 the Company was in violation of one of the covenants associated with the line for which a waiver was obtained from the lender.

8.	Notes Payable to Related Parties. Notes payable consist of amended loans made to the Company from a group of related parties whom are stockholders of the Company. The terms of these notes are as follows:

December 31,	2008		2007
9% unsecured notes payable due February 15, 2008	$		$1,200,000
Unsecured notes payable, due December 1, 2008 with various rates from 0% to 18%		160,000	418,000
5% unsecured convertible notes convertible at $.05 per common share, due December 1, 2008			2,500,000
5% unsecured notes payable due January 31, 2010			3,253,867

Total		$160,000	$7,371,867

In connection with the purchase of OE Supply (see Note 3), the Company issued $4,000,000 in 5% unsecured notes payable to various stockholders that matured on January 31, 2010. In addition to the OE Supply notes, the Company had issued other notes to related parties for working capital. In conjunction with the merger $6,303,867 of the above notes were converted to common stock along with $472,964 of accrued interest (see Note 10). With the exception of the $160,000 still owing, the remaining notes were paid from the proceeds of the issuance of stock. The Company is currently negotiating to extend the due date of the remaining $160,000 note which is past due at December 31, 2008.

9.	Income Taxes. The components of deferred tax assets consist of the following:

December 31,	2008	2007
Deferred tax assets:
Accrued warranty reserve	$—	$51,000
Stock based compensation	260,000
Other items	23,000

Net operating loss carryforward	2,951,000	1,985,000

Gross deferred tax assets	3,234,000	2,036,000
Valuation allowance	(3,234,000)	(2,036,000)

Net deferred tax asset	$—	$—

Deferred tax assets resulting from the net operating loss carry forwards and the tax effects of the carrying value of assets for tax and financial reporting differences have been offset by a valuation allowance as it is more likely than not that some portion or all of the deferred tax asset will not be utilized. The valuation allowance increased by $1,198,000 and $743,000 for during the years ended 2008 and 2007.

As of December 31, 2008, the Company has a net operating loss carry-forward of approximately $7,832,000 that expires at various dates through 2028. As a result of the Company’s merger in February 2008, the use of the net operating loss carry-forward may be limited under section 382 of the Internal Revenue Code.

10.	Common Stock and Equity Securities. On February 22, 2008, Global Automotive Supply, Inc. (“GAS”), merged with and into Utility Investment Recovery, Inc. (“UIR”), a public shell company. In connection with the Merger, UIR was the surviving corporation although GAS was the surviving operating entity. As a result of the Merger, UIR changed its name to General Automotive Company. The stockholders of GAS received the right to receive two (2) shares of the Company’s common stock for each ninety-one (91) issued and outstanding shares of GAS common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of GAS, including 333,333 shares issued in connection with the conversion of a bridge loan, and 7,423,814 shares in connection with the conversion of related parties notes payable and accrued interest, the former shareholders of GAS received 8,778,112 shares of the Company’s common stock. Such holdings represent 55.7% of the outstanding common stock as of December 31, 2008.

At the time of the Merger, there were 3,919,789 shares of common stock outstanding in UIR, the shell company, after the cancellation of certain shares by several of the UIR shareholders. The certificates evidencing outstanding UIR shares were reissued as certificates for Company shares. Per board approved merger agreement each ninety-one (91) shares of GAS common stock issued and outstanding immediately prior to the closing of the merger was converted into the right to receive two (2) shares of the Company’s common stock.

Additionally, at the time of the Merger 266,667 warrants were issued to certain related parties that held $400,000 of GAS notes payable, which notes payable were converted into 533,333 shares of common stock as discussed in note 7 above. The warrants have a strike price of $2.00 per common share and expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their warrants if our common stock trades at or above $3.50 for twenty (20) consecutive trading days. The fair market value of these warrants totaling $72,000 has been recorded as additional interest expense valued at the time of the grant using the Black-Scholes fair value estimation model.

During the twelve months ended December 31, 2008 the Company issued a total of 2,355,334 shares of common stock and 1,177,677 warrants to investors for net proceeds of $1,456,757 as a result of its private offerings which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. Each warrant has a strike price of $2.00 per common share and will expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their warrants if our common stock trades at or above $3.50 for twenty (20) consecutive trading days. On July 30, 2008, the Company completed and closed an offering as reported on Form 8-K filed August 6, 2008. Pursuant to the Registration Rights Agreement executed in connection with this private placement, the Company was required to file a Registration Statement within 90 days of the closing date of the of the offering. The Company did not file this Registration Statement, and pursuant to the Registration Rights Agreement, the Company is required to pay to the stockholders party thereto liquidated damages in an amount equal to 0.5% of the stockholders’ investment, payable in cash or common stock valued at the original purchase price for the common stock, at the discretion of the Company, up to a maximum of 6% of the stockholders’ investment, for each month the Company continues to be in violation of this provision. As of April 10, 2009 the Company has not filed the Registration Statement and will be required to pay the penalty which has reached $53,000.

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

On December 11, 2008, the Company issued a total of 428,571 shares of common stock and 214,285 warrants to a related party in settlement of a $150,000 outstanding note payable. The warrants carry a strike price of $2.00 and expire three years from date of grant. The fair market value of these warrants totaling $15,000 has been recorded as additional interest expense valued at the time of the grant using the Black-Scholes fair value estimation model.

In addition to the warrants described above, during the year ended December 31, 2007 the Company also granted a lender warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of three years. This warrant also contains a “cashless” exercise provisions under which the holder of the warrant can exercise it using shares of the Company’s common stock. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and the terms of the lender warrants, the fair value of these warrants was accounted for as a liability, with an offsetting reduction to the carrying value of the Company’s common stock. The warrant liability will be reclassified to equity upon exercise or expiration of the related warrants. The fair value of the lender warrants on the grant date was estimated at $16,800. On December 31, 2008, the fair value of the warrants was re-measured and estimated at $1,200. The decrease of $15,600 was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations during the twelve months ended December 31, 2008.

Stock-Based Compensation. During the twelve months ended December, 2008, the Company recognized the issuance of 112,500 shares of common stock to its president in connection with an employment agreement wherein the president would receive quarterly stock grants over a five year period for a total of 5% of the issued and outstanding common stock of the Company as of the closing of the merger and the currently ongoing private placement of securities. The total grant was estimated to be 750,000 shares, which would have vested at a rate of 5% per quarter. The compensation costs charged as operating expense for grants under the plan was $61,125 for the nine months ended September 30, 2008. During the fourth quarter of 2008, the employment agreement with the Company’s president was amended and the stock grant was replaced with stock options. Accordingly the 112,500 shares issued were returned to the company and the $61,125 expense was reversed.

On November 3, 2008 the Company’s president, as stated above, along with other officers and directors were granted options to purchase stock of the Company. These options were for a total of 2,950,000 shares at a strike price of $0.385 per share over a three year period. The options were fully vested at grant date. In accordance with FAS 123R “Accounting for Stock-Based Compensation – Revised” the company calculated the fair value of these options at grant date. Based on the circumstances of the Company at the time, a volatility rate of 113 % and a risk free interest rate of 2.71% was used in the Black-Scholes model to compute a fair value of $691,480 for these options. This value was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations during the final quarter of the year ended December 31, 2008.

Stock Warrants and Options. As of December 31, 2008, there were outstanding warrants, consultant options and officer and director options for the purchase of 5,122,451 shares, with a weighted average strike price of $0.98.

The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 90%, 129% and 113% volatility, risk-free interest rates of 3.34% to 1.55% and expected lives of 3 and 5 years.

Stock issued for services. During the twelve months ended December 31, 2008 the Company issued 693,000 shares of common stock in connection with investor relations and financial consulting services which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. These services are to be performed over various terms ranging from one to twelve months and have been valued at a total of $303,460 representing the quoted market price of the Company’s common stock on the date of the grant. At December 31, 2008, $95,057 is included in other current assets and $208,403 was charged to SG&A expense for the twelve months ended December 31, 2008.

11.	Loss per Common Share. Common share equivalents of 5,122,451 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the year ended December 31, 2008 as their effect would have been anti-dilutive. There were no common stock equivalents in 2007.

12.	Joint Venture. On July 22, 2008, as reported on Form 8-K filed, July 25, 2008, the Company and SenCer Inc., a New York corporation (“SenCer”), formed General Automotive Advanced Technology Group, LLC (the “Joint Venture”). In connection therewith, the Company and SenCer entered into an Operating Agreement which sets forth the regulations, terms and conditions under which the Joint Venture will be operated.

The Operating Agreement provides that the Company and SenCer shall initially hold 50% membership interests in the Joint Venture. Initially, the Company shall contribute such services and incur such costs and expenses as it shall deem necessary to determine the commercial viability of the Joint Venture’s business, which services have an agreed-upon value of $200,000. In the event the Company becomes satisfied that the business is commercially viable, the Company shall make additional capital contributions of up to an aggregate of $750,000, in cash, to fund the operations of the Joint Venture and SenCer shall contribute to the Joint Venture a license to use SenCer’s ceramic composite technology for any and all transportation applications, all pursuant to an exclusive license agreement by and between the Joint Venture and SenCer also dated July 22, 2008. The license has an agreed-upon value of $2,000,000. If commercial viability has not been achieved by July 15, 2009 (originally January 15, 2009), the Joint Venture will be dissolved unless the Company elects to continue its existence.

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

The Company is in the process of determining whether consolidating the joint venture is necessary, however as of December 31, 2008 there was no activity in the Joint Venture to consolidate.

13.	Commitments and Contingencies.

Operating Lease Obligations – The Company leases property under non-cancelable operating leases which expire at various dates through November 2011. The minimum future rental payments under all non-cancelable operating leases for 2008 are approximately $229,000 through 2011. The amounts due over the next three years are approximately $76,900 in 2009, $78,600 in 2010 and $73,500 in 2011.

Rent expense incurred under operating leases amounted to approximately $169,000 and $181,000 for the years ended December 31, 2008 and 2007, respectively.

Litigation – In the ordinary course of business, the Company is subject to certain litigation. In the opinion of management, such litigation will not have a significant adverse effect on the financial position of the Company.

14.	Concentrations. The Company sells the majority of its products to two customers. During the year ended December 31, 2008, sales to these two customers were approximately 64%, and 34% of total revenues. During the year ended December 31, 2007, sales to these two customers accounted for approximately 66% and 33% of total revenues.

The Company purchases the majority of its products from two vendors. During the year ended December 31, 2008, purchases from these two suppliers were approximately 46% and 23% of total purchases, and during the year ended December 31, 2007, purchases from two suppliers were approximately 55% and 14% of total purchases.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

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

The Moore & Associates, Chartered, Independent Registered Public Accounting Firm reports on the Corporation’s financial statements for the years ended August 31, 2006 and ended August 31, 2007 did not contain adverse opinions or disclaimers of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle, except the audit reports for the years ended August 31, 2006 and August 31, 2007 contained an uncertainty about the Company’s ability to continue as a going concern.

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

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, we determined that there were control deficiencies that constituted material weaknesses, as described below.

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

The recommendations to remediate these deficiencies are as follows:

1. Consider enhancing preventative and detective IT system controls.

2. Create and implement written accounting policies and procedures and written authority and approval policies and procedures for the transactions of the Company.

3. Implement a system of segregation of duties in the processing of transactions within the recording cycle.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting.

The recommendations to remediate deficiencies as reported in our 2007 Form 10-KSB, Item 8A, Management’s Annual Report on Internal Control Over Financial Reporting, filed on April 14, 2008, and the actions taken in the twelve month period ended December 31, 2008 are as follows:

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

3. Create and implement written accounting policies and procedures and written authority and approval policies and procedures for the transactions of the Company. Written policies are not in place as of December 31, 2008. It is our plan to have these in place before the end of the current fiscal year.

4. Implement a system of segregation of duties in the processing of transactions within the recording cycle. Minimal segregations have been implemented however we are limited to the constraints of a very small staff. Continuing improvement here is anticipated as written policies are gradually implemented over the balance of this fiscal year.

5. Additionally we have appointed a new independent director to the board of directors of the Company. This new director is currently leading the board of directors in its relationship with outside auditors. It is our plan to have a fully documented and functioning corporate governance program in place that will include Charters for the Audit and Compensation Committees of the Company.

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

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages as of March 28, 2009 and their positions.

Name	Age	Office(s) Held
Joe DeFrancisci	50	President, CEO, and Director
Harry Christenson	64	Chief Financial Officer
Dan Valladao	45	Vice-President of Business Development and Director
Tim Alford	48	President – OE Source
Kenneth Adams	63	Director

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

Harry Christenson is our Chief Financial Officer. Mr. Christenson has significant experience as a Senior Corporate Financial Officer, Business Process Strategist, and Operational and Business Development Manager. Mr. Christenson has extensive experience as Chief Financial Officer of large and small companies, both private and public. He has served from 2000 – 2003 as Chief Financial Officer of LNG Holdings a large private firm, from 2003-2005 with IntegraGroup a private financial consulting firm- from 2005-2006 as Chief Financial Officer of Fulmer Logistics and from 2006-2008 with IntegraGroup a private financial consulting firm. Prior to 2000 Mr. Christenson served as Chief Financial Officer in a number of other companies including Octagon and Penril Data Comm Networks. Mr. Christenson received his Bachelors Degree in Accounting in 1966 from Fairfield University and his Masters of Business Administration from University of New Haven CT in 1974.

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

Kenneth Adams is an independent member of our board of directors. He is a former Chief Financial Officer and director of Saab Cars USA. Inc. of Norcross, GA and served as Chief Executive Officer of Saab Financial Services Corp.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joe DeFrancisci President, CEO, Director	2008 2007	180,976 0	0 0	269,560 0	20,793 0	0 0	471,329 0

Harry Christenson, CFO	2008 2007	141,346 0	0	140,640 0	0	0	281,986 0

Dan Valladao, VP, Director	2008 2007	120,000 120,000	0 0	93.760 0	0 0	0 0	213,760 120,000

Tim Alford, President OES	2008 2007	117,565 112,000	0 0	93,760 0	0 0	0 0	211,325 112.000

Kenneth Adams, Director	2008 2007	0 0	0 0	93,760 0	0 0	0 0	93,760 0

Narrative Disclosure to the Summary Compensation Table

We have no written employment contracts with any of our officers or directors except for Mr. DeFrancisci and Mr. Christenson. We have an employment agreement in place with Mr. DeFrancisci that retains him through December 31, 2012. This agreement was revised on January 1, 2009. According to the terms of the revised agreement, in addition to his starting base salary of $220,000 per year, Mr. DeFrancisci is eligible to receive cash bonuses and options to purchase Company stock at the discretion of the board of directors. On November 3, 2008, the board granted options to purchase 750,000 shares of Company stock which replaced the stock to be granted according to his previous agreement. All previous grants of stock were rescinded as part of the revision to his employment agreement. The board also granted Mr. DeFrancisci options to purchase 400,000 shares of Company stock as a director. We also provide Mr. DeFrancisci with a relocation allowance, health insurance, a leased car and an incentive compensation bonus in a discretionary amount to be determined by our Board of Directors.

We have an employment agreement in place with Mr. Christenson that retains him as our Chief Financial Officer through 2010. Mr. Christenson will receive a base salary of $175,000 per year. Mr. Christenson will also receive health insurance or at his option a payment equivalent to the cost of his health insurance. On November 3, 2008, the board granted options to purchase 600,000 shares of Company stock.

Stock Option Grants

On November 3, 2008, the board of directors granted options to purchase Company stock to the following officers and directors:

Joe DeFrancisci	1,150,000
Harry Christenson	600,000
Dan Valladao	400,000
Tim Alford	400,000
Kenneth Adams	400,000

The fully vested options were granted at $ 0.385 per share, 10 percent greater than the market price at that date, and expire after three years.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Joe DeFrancisci, President, CEO Director	Harry Christenson, CFO	Dan Valladao, VP, Director	Tim Alford, President OES Director	Kenneth Adams Director
OPTION AWARDS
Number of Securities Underlying
Unexercised Options
(#) Exercisable	1,150,000	600,000	400,000	400,000	400,000
Number of Securities Underlying
Unexercised Options
(#) Unexercisable	0	0	0	0	0
Equity Incentive Plan Awards:
Number of Securities Underlying
Unexercised Unearned Options (#)	0	0	0	0	0
Option Exercise Price	$0.385	$0.385	$0.385	$0.385	$0.385
Option Expiration	11/03/2011	11/03/2011	11/03/2011	11/03/2011	11/03/2011

STOCK AWARDS
Number of Shares or Units that
Have Not Vested (#)	0	0	0	0	0
Market Value of Shares or Units
That Have Not Vested ($)	0	0	0	0	0
Equity Incentive Plan Awards:
Number of Unearned Shares, Units or
Other Rights that Have Not Vested (#)	0	0	0	0	0
Equity Incentive Plan Awards:
Value of Unearned Shares, Units or
Other Rights that Have Not Vested ($)	0	0	0	0	0

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2008.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joe DeFrancisci President, CEO, Director	—	—	93,760	—	—	—	93,760

Dan Valladao, VP, Director	—	—	93,760	—	—	—	93,760

Tim Alford, President OES and Director	—	—	93,760	—	—	—	93,760

Kenneth Adams, Director	—	—	93,760	—	—	—	93,760

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors at this time. However, on November 3, 2008, the board of directors approved the grant of options to purchase 400,000 shares of Company stock at a price of $0.385. These options were valued at their fair value as promulgated in SFAS No. 123 as revised.

Employment Agreements

We have an employment agreement in place with Mr. DeFrancisci that retains him through December 31, 2012 at a base salary of $220,000 per year. A part the agreement provided for the granting of 750,000 shares of Company stock to Mr. DeFrancisci over a term of five years. Effective December 10, 2008 a stock grant rescission agreement was executed. Mr. DeFrancisci reconveyed the Company 112,500 shares of stock that he had received to date. As replacement he was granted 750,000 options to purchase Company stock at a price of 10 percent over the market price at the date of grant. These options expire in three years. We also provide Mr. DeFrancisci with a relocation allowance, health insurance, a leased car and an incentive compensation bonus in a discretionary amount to be determined by our Board of Directors.

We have an employment agreement with Mr. Harry Christenson that retains him as our Chief Financial Officer through 2010. Mr. Christenson will receive a base salary of $175,000 per year. Mr. Christenson will also receive health insurance or at his option a payment equivalent to the cost of his health insurance and is eligible for participation in our executive management stock option program should one be established.

Stock Option Plans

We did not have a stock option plan in place as of December 31, 2008.

On November 3, 2008, the board of directors granted 2,950,000 options to officers and directors to purchase shares of Company stock on a discretionary basis.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 15,764,417 Shares of Common Stock issued and outstanding and 5,122,451 Warrants and Options issued, outstanding and exercisable within 60 days as of December 31, 2008. Addresses for all of the individuals listed in the table below are c/o General Automotive Company, 5422 Carrier Drive, Suite 309, Orlando, FL 32819.

Title of class	Name and address of beneficial owner (2)	Amount of beneficial ownership (1)	Percent of class
Current Executive Officers & Directors:
Common	Joe DeFrancisci	1,150,000 Shares	5.5%
Common	Harry Christenson	600,000 Shares	2.9%
Common	Dan Valladao	2,715,751Shares	13.0%
Common	Tim Alford	703,560 Shares	3.4%
Common	Kenneth Adams	400,000 Shares	1.9%
Total of All Current Directors and Officer:		5,569,311 Shares	26.7%
More than 5% Beneficial Owners
Common	Douglas J. Nagel, Trustee of the Douglas J. Nagel Revocable Trust	3,585,323 Shares	17.2%

(1) Includes all currently issued and outstanding shares, shares underlying warrants convertible within 60 days and shares underlying options exercisable within 60 days.

(2)      As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

Item 13.	Certain Relationships and Related Transactions

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

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$77,700	$33,600	$1,680	$0
2007	$67,000	$0	$0	$0

Item 15.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
April 15, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Harry Christenson
Harry Christenson Chief Financial Officer
April 15, 2008