Form 10-Q
period 2009-03-31
GENERAL AUTOMOTIVE CO
filed 2009-05-14
CIK 1376668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,854,417 common shares as of May 11, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,864	$151,482
Accounts receivable, net	1,481,575	1,046,837
Inventories	721,922	785,310
Other current assets	122,607	160,711

Total current assets	2,330,968	2,144,340

Property and equipment, net	3,434	5,434
Other assets, net	18,247	19,526

	$2,352,649	$2,169,300

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$1,796,092	$1,884,334
Line of credit	1,067,587	795,785
Accrued expenses	330,143	283,309
Notes payable to related parties	160,000	160,000

Total current liabilities	3,353,822	3,123,428

Commitments and contingencies	—	—

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.001 par value; 90,000,000 shares authorized, 15,854,417 issued and outstanding at March 31, 2009 and 15,764,417 issued and outstanding at December 31, 2008	15,854	15,764
Additional paid-in capital	9,375,374	9,334,964
Accumulated deficit	(10,392,401)	(10,304,856)

Total shareholders’ deficit	(1,001,173)	(954,128)

	$2,352,649	$2,169,300

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2009	2008
Revenues	$3,082,866	$3,577,999
Costs of goods sold	2,652,543	3,275,508

Gross profit	430,323	302,491

Expenses:
Selling, general and administrative	501,842	561,442
Stock-based compensation	—	28,125

Total expenses	501,842	589,567

Loss from operations	(71,519)	(287,076)

Other income (expense):
Interest expense	(16,026)	(97,156)
Other, net	—	77

Total other expense, net	(16,026)	(97,079)

Net loss from continuing operations	(87,545)	(384,155)
Net loss from discontinued operations	—	(119,750)

Net loss	$(87,545)	$(503,905)

Loss per share
Basic and diluted:
Continuing operations	$(0.01)	$(0.05)
Discontinued operations	(0.00)	(0.02)

	$(0.01)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	15,755,107	7,506,189

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Value
Balance, December 31, 2008	15,764,417	$15,764	$9,334,964	$(10,304,856)	$(954,128)

Common stock issued for services	90,000	90	40,410	—	40,500

Net loss	–	–	–	(87,545)	(87,545)

Balance, March 31, 2009	15,854,417	$15,854	$9,375,374	$(10,392,401)	$(1,001,173)

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(87,545)	$(503,905)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	4,000
Stock-based compensation	—	28,125
Loss from discontinued operations	—	119,750
Warrants issued for conversion of debt	—	72,000
Change in assets and liabilities from discontinued operations	—	221,741
Change in assets and liabilities of continuing operations:
Decrease (increase) in assets:
Accounts receivable	(434,738)	(713,442)
Inventories	63,388	437,009
Other current assets	78,604	—
Increase (decrease) in liabilities:
Accounts payable	(88,242)	(44,443)
Accrued expenses	46,834	246,785

Net cash used in operating activities	(419,699)	(132,380)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(11,283)
Decrease in other assets	1,279	191

Net cash provided (used) by investing activities	1,279	(11,092)

Cash flows from financing activities:
Net borrowings (payments) under lines of credit	271,802	(87,177)
Sale of common stock	—	1,148,350
Payments on notes payable to related parties	—	(900,000)

Net cash provided by financing activities	271,802	161,173

Net increase (decrease) in cash and cash equivalents	(146,618)	17,701

Cash and cash equivalents, beginning of year	151,482	600

Cash and cash equivalents, end of period	$4,864	$18,301

Supplemental disclosure of cash flow information:
Interest paid	16,026	30,032

Supplemental schedule of noncash activities:
Noncash transactions:
Common stock issued for conversion of debt	—	6,626,831
Common stock issued for services	40,500	—

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Consolidated Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of General Automotive Company and its subsidiary (collectively, the “Company”) at March 31, 2009 and the results of its (i) operations for the three month periods ended March 31, 2009 and 2008 and (ii) cash flows for the three month periods ended March 31, 2009 and 2008. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

Merger and Offering. The Company completed a reverse merger into a publicly traded shell company on February 22, 2008 (the “Merger”) and reported the Merger and the related transactions on a current report on Form 8-K, filed February 28, 2008.

Going Concern. The Company incurred losses in the current quarter of $87,545 and has an accumulated deficit of $10,392,401 at March 31, 2009. The Company’s current liabilities exceeded its current assets by $1,022,854 as of March 31, 2009. Additionally the Company is reporting a shareholders’ deficit of $1,001,173 as of March 31, 2009 as compared to a shareholders’ deficit of $954,128 at December 31, 2008. The loss from continuing operations for the current quarter is substantially less than the loss for the same period in 2008. The Company is attributing this improvement to its effort to eliminate current operating losses by focusing on increasing margins through a combination of meeting the growing demand for automotive engine management replacement parts, larger scheduled customer orders, new domestic dealer and Asian product sourcing and reductions of operating expenses. New Asian suppliers are being identified and qualified to accomplish significant cost savings that is allowing the Company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins. Additionally the Company decided to eliminate the continuing losses from one of its subsidiaries, Global Parts Direct, Inc. (“GPD”), by the sale of its assets which occurred on November 14, 2008. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash and cash equivalents, accounts receivables, inventories, lines of credit, related party notes payable, accounts payable and accrued expenses are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The Company does not have any Level 2 or Level 3 assets and liabilities.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 in accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). The Company is currently evaluating the effect, if any, of FSP 157-2 on the Company’s consolidated results of operations, cash flows or financial condition.

Recent accounting pronouncements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal year 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The Company is currently assessing the impact FSP No. FAS 142-3 will have on the consolidated financial statements.

In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities under FASB No. 128, Earnings Per Share and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The adoption of this FSP, effective January 1, 2009, did not have a material impact on the Company’s results of operations or financial position.

On April 9, 2009, the FASB issued FSP No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The disclosure requirements are effective for interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact FSP No. 107-1 will have on the consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” These guidelines are effective for interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact FSP 157-4 will have on the consolidated financial statements.

2.	Discontinued Operations. During the third quarter of 2008, the board of directors decided to discontinue the operations of GPD and sell selected assets of this operation. A continuing reduction in the demand for the type of electronic products that were provided by GPD during the prior year combined with customer pricing pressures and the inability to source low product quantities at favorable pricing resulted in this decision. The sale of selected assets of GPD was consummated on November 14, 2008, fundamentally at liquidation value resulting in a loss on disposal of $946,790 during the year ended December 31, 2008. The consolidated statement of operations for all prior periods has been reclassified to reflect the results of operations of this divested business as a discontinued operation.

3.	Loss per Common Share. Common share equivalents of 5,122,451 at March 31, 2009 and 1,666,342 at March 31, 2008 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three month period ended March 31, 2009 and March 31, 2008 as their effect would have been anti-dilutive.

4.	Line of Credit. The Company’s wholly owned subsidiary, OES, operates under a revolving line of credit with a bank. The maximum borrowing under this OES Line is $2,000,000 and carries an interest rate of prime plus 1.0% (3.25% at March 31, 2009). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line is a note payable on demand, is subject to certain financial covenant ratios and was guaranteed by the Company. At March 31, 2009, the Company was in technical default of the covenants and is currently seeking a waiver. At March 31, 2009, the outstanding balance of the OES Line was $1,067,587. Draws under these lines are limited to 85% of eligible accounts receivable and 50% of inventory.

5.	Common Stock and Equity Securities. On February 22, 2008, Global Automotive Supply, Inc. (“GAS”), merged with and into Utility Investment Recovery, Inc. (“UIR”), a public shell company. In connection with the Merger, UIR was the surviving corporation although GAS was the surviving operating entity. As a result of the Merger, UIR changed its name to General Automotive Company. The stockholders of GAS received the right to receive two (2) shares of the Company’s common stock for each ninety-one (91) issued and outstanding shares of GAS common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of GAS, including 333,333 shares issued in connection with the conversion of a bridge loan, and 7,423,814 shares in connection with the conversion of related parties notes payable and accrued interest, the former shareholders of GAS received 8,778,112 shares of the Company’s common stock. Such holdings represented 55.7% of the outstanding common stock as of December 31, 2008.

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

During the twelve months ended December 31, 2008 the Company issued a total of 2,355,334 shares of common stock and 1,177,677 warrants to investors for net proceeds of $1,456,757 as a result of its private offerings which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. Each warrant has a strike price of $2.00 per common share and will expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their warrants if our common stock trades at or above $3.50 for twenty (20) consecutive trading days. On July 30, 2008, the Company completed and closed an offering as reported on Form 8-K filed August 6, 2008. Pursuant to the Registration Rights Agreement executed in connection with this private placement, the Company was required to file a Registration Statement within 90 days of the closing date of the of the offering. The Company did not file this Registration Statement, and pursuant to the Registration Rights Agreement, the Company is required to pay to the stockholders party thereto liquidated damages in an amount equal to 0.5% of the stockholders’ investment, payable in cash or common stock valued at the original purchase price for the common stock, at the discretion of the Company, up to a maximum of 6% of the stockholders’ investment, for each month the Company continues to be in violation of this provision. As of May 12, 2009 the Company has not filed the Registration Statement and therefore has accrued penalties of approximately $62,000.

The Company also issued warrants to purchase 135,640 shares of common stock as commissions to the broker-dealer responsible for placing the shares and warrants in connection with this private offering. Each warrant has a strike price of $2.00 per common share and is exercisable for a period of five years from the date of issuance. Also in relation to the private offering, the Company issued options to a consultant to purchase 300,000 shares of common stock at an exercise price of $0.75 per share for a period of five years from the date of issuance.

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

In addition to the warrants described above, during the year ended December 31, 2007 the Company also granted a lender warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of three years. This warrant also contains a “cashless” exercise provisions under which the holder of the warrant can exercise it using shares of the Company’s common stock. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and the terms of the lender warrants, the fair value of these warrants was accounted for as a liability, with an offsetting reduction to the carrying value of the Company’s common stock. The warrant liability will be reclassified to equity upon exercise or expiration of the related warrants. The fair value of the lender warrants on the grant date was estimated at $16,800. On March 31, 2009, the fair value of the warrants was re-measured and estimated at $5,400. The increase of $4,200 was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations during the three months ended March 31, 2009.

Stock-Based Compensation. During the three months ended March 31, 2008, the Company recognized the issuance of 37,500 shares of common stock to its president in connection with an employment agreement wherein the president would receive quarterly stock grants over a five year period for a total of 5% of the issued and outstanding common stock of the Company as of the closing of the merger and the currently ongoing private placement of securities. The total grant was estimated to be 750,000 shares, which would have vested at a rate of 5% per quarter. The compensation costs charged as operating expense for grants under the plan was $28,125 for the three months ended March 31, 2008. During the fourth quarter of 2008, the employment agreement with the Company’s president was amended and the stock grant was replaced with stock options. Accordingly the 37,500 shares issued were returned to the company and the $28,125, expense was reversed.

Stock Warrants and Options. As of March 31, 2009, there were outstanding warrants, consultant options and officer and director options for the purchase of 5,122,451 shares, with a weighted average strike price of $0.98.

The Company estimated the fair value of all warrants and options issued during the year ended December 31, 2008 using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 90%, 129% and 113% volatility, risk-free interest rates of 3.34% to 1.55% and expected lives of 3 and 5 years. There were no warrants or options issued during the three months ended March 31, 2009.

Stock issued for services. During the three months ended March 31, 2009 the Company issued 90,000 shares of common stock in connection with investor relations and financial consulting services which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. These services are to be performed over various terms ranging from one to six months and have been valued at a total of $40,500 representing the quoted market price of the Company’s common stock on the date of the grant. $16,500 was expensed during the current quarter. The remaining $24,000 is included in other current assets on the consolidated balance sheet at March 31, 2009 and will be expensed over the remaining service period of four months.

6.	Joint Venture. On July 22, 2008, as reported on Form 8-K filed, July 25, 2008, the Company and SenCer Inc., a New York corporation (“SenCer”), formed General Automotive Advanced Technology Group, LLC (the “Joint Venture”). In connection therewith, the Company and SenCer entered into an Operating Agreement which sets forth the regulations, terms and conditions under which the Joint Venture will be operated.

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

The Company is in the process of determining whether consolidating the joint venture is necessary, however as of March 31, 2009 there was no activity in the Joint Venture to consolidate.

7.	Subsequent Event. On May 5, 2009 the Company announced that it had signed a non-binding letter of intent to acquire privately held Europacific Parts International, Inc. (EPI) for four million restricted shares of its common stock. Closing of the EPI transaction is subject to completion of due diligence and other considerations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations:

As discussed in greater detail on a current report on our Form 8-K filed February 28, 2008, and our Form 10-KSB filed April, 14, 2008 we entered into a Merger Agreement on February 22, 2008 (the “Merger”), with Global Automotive Supply, Inc. (“GAS”) whereby GAS merged with and into a wholly owned subsidiary, and we subsequently merged with that subsidiary in a short-form merger transaction under Nevada law and, in connection with this short-form merger, changed our name to General Automotive Company, effective February 22, 2008. As a result of the Merger, in exchange for 100% of the outstanding capital stock of GAS, the former stockholders of GAS had the right to receive 8,149,595 shares of our common stock, which represented approximately 58.7% of our outstanding common stock at the closing of the private placement on July 30, 2008. Thus, GAS is considered the accounting acquirer in the Merger, and all references to our financial and other history in this Form 10-Q, and in particular in the Management’s Discussion and Analysis section, refer to the history of GAS unless the context specifically indicates that we are referencing a predecessor business.

Through the Merger, we also acquired 100% interest in the two wholly-owned subsidiaries of GAS, Global Parts Direct, Inc. (“GPD”) and OE Source, LLC (“OES”). In November 2008, the Company’s board of directors agreed to sell the assets of GPD, which has been accounted for as a discontinued operation for the three months ended March 31, 2008. OES is now our sole wholly-owned subsidiary with all of our business operations conducted through this subsidiary.

Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008

We generated $3,082,866 in revenues from our continuing operations during the three months ended March 31, 2009, compared to $3,577,999 during the three months ended March 31, 2008. The decrease of $495,133 (13.84%) in revenues was due to a decline in orders from a major customer during January and February of 2009. Orders from this customer returned to historical levels in March 2009.

Our cost of goods sold during the three months ended March 31, 2009 was $2,652,543 compared to $3,275,508 for the three months ended March 31, 2008. The decrease in revenue combined with more effective product sources strategies have resulted in the total decrease in cost of goods sold of $622,965. Our gross profit was $127,832 higher in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Our gross profit margin was 13.96% for the three months ended March 31, 2009 compared to 8.45% for the same period of 2008. Our more effective purchasing practices were responsible for the higher gross profit margin in the three months ended March 31, 2009. Currently, OES is continuing its program to increase the number of domestic sources for its products.

Our selling, general and administrative expenses were $59,600 lower for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease in expenses was due primarily to the approximately $107,000 reduction in audit fees because only one year’s audit was conducted during the quarter ended March 31, 2009 combined with improvements in the accounting systems allowing better efficiency in the conduct of the audit. Additionally there were reductions in executive costs of approximately $59,000 offset by an increase use of contract professionals amounting to approximately $79,000. The remaining significant difference was due to activity fees under the new line of credit for OES and non-registration penalties on common stock sales during 2008 of approximately $27,000 accumulated for the quarter. There were no stock based compensation awards during the three months ended March 31, 2009. The $28,125 cost incurred in the three months ended March 31, 2008 was reversed in the fourth quarter of 2008 as discussed in Note 5 to the financial statements.

Interest expense in the three months ended March 31, 2009 is approximately $81,100 less that the three months ended March 31, 2008. This decrease resulted from the conversion of debt to equity at the time of the merger as reported on Form 8-K, filed February 28, 2008.

The result of the above was a net loss from operations of $87,545 for the three months ended March 31, 2009, a reduction of $296,610 from the $384,155 net loss from operation for the three months ended March 31, 2008.

The Company has active programs to increase revenues and reduce costs for the remainder of fiscal 2009. We intend to further increase our margins by enhancing our sourcing efforts in Asia during the remainder of 2009. Additionally public company costs continue to be monitored and where possible either eliminated or replaced with stock based compensation in order to reduce the cash required for these expenses.

During the three months ended March 31, 2008 we recorded a net loss from discontinued operations of

$119,750. As these operations were disposed of in the fourth quarter of 2008, we have incurred no further losses in the three months ended March 31, 2009. During the three months ended March 31, 2009 we recorded a net loss of $87,545, compared to a loss of $503,905 for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had current assets in the amount of $2,330,968, consisting mostly of, accounts receivable, and inventory. On the same date, we had current liabilities of $3,353,822, consisting mostly of accounts payable and a line of credit. Thus, as of March 31, 2009, we had a working capital deficit of $1,022,854 as compared to a working capital deficit of $979,088 at December 31, 2008. This increase in our working capital deficit during the three months ended March 31, 2009 is directly related to the decrease in revenue during the period.

Parallel to expanding the customer base of our wholly-owned subsidiary, OES through expansion of product offerings and identification of new customers, we plan to continue our search for companies involved in the sale and distribution of automotive parts that would be acquisition candidates. It is management’s belief that the return to profitability is dependent upon our ability to increase revenue volume. If we determine that we do not presently have sufficient capital to fully fund our growth and development, we will seek additional capital through the financial markets. In connection with raising this additional capital, we will incur appropriate accounting and legal fees. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern.

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

The Company’s significant accounting policies are described in note 1 of our financial statements herein and Note 1 of our Form 10-K for the year ended December 31, 2008. The methodology for its estimates and assumptions are as follows:

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

Recent Accounting Pronouncements

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

In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities under FASB No. 128, Earnings Per Share and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The adoption of this FSP, effective January 1, 2009, did not have a material impact on our results of operations or financial position.

On April 9, 2009, the FASB issued FSP No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The disclosure requirements are effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact FSP No. 107-1 will have on our consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” These guidelines are effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact FSP 157-4 will have on our consolidated financial statements.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended December 31, 2008.

During the fiscal quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2008, have not been fully remediated. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, we issued 90,000 shares of common stock in connection with individual contracts for financial and investor relations services to two entities for a total price of $40,500. None of the shares of common stock issued in these transactions have been registered under the Securities Act of 1933 or under any state securities laws. The issuance and sale of said securities was made in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 and certain private placements under the state securities laws

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

GENERAL AUTOMOTIVE COMPANY

By:	/s/ Joseph DeFrancisci
Joseph DeFrancisci
Chief Executive Officer
May 14, 2009

By:	/s/ Harry Christenson
Harry Christenson
Chief Financial Officer
May 14, 2009