Form 10-Q
period 2009-06-30
GENERAL AUTOMOTIVE CO
filed 2009-08-19
CIK 1376668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,854,417 common shares as of August 19, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,739	$151,482
Accounts receivable, net	1,508,315	1,046,837
Inventories	627,299	785,310
Other current assets	54,299	160,711

Total current assets	2,213,652	2,144,340
Property and equipment, net	1,434	5,434
Other assets, net	160,833	19,526

	$2,375,919	$2,169,300

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$1,657,863	$1,884,334
Line of credit	1,095,994	795,785
Accrued expenses	321,761	283,309
Notes payable to related parties	460,000	160,000

Total current liabilities	3,535,618	3,123,428

Commitments and contingencies	—	—

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.001 par value; 90,000,000 shares authorized, 15,854,417 issued and outstanding at June, 2009 and 15,764,417 issued and outstanding at December 31, 2008	15,854	15,764
Additional paid-in capital	9,635,374	9,334,964

Accumulated deficit	(10,810,927)	(10,304,856)

Total shareholders’ deficit	(1,159,699)	(954,128)

	$2,375,919	$2,169,300

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$3,373,999	$3,037,883	$6,456,865	$6,615,882
Costs of goods sold	2,952,828	2,774,895	5,605,371	6,050,403

Gross profit	421,171	262,988	851,494	565,479

Expenses:
Selling, general and administrative	557,398	463,390	1,059,240	1,024,832
Stock-based compensation	—	20,625	—	48,750

Total expenses	557,398	484,015	1,059,240	1,073,582

Loss from operations	(136,227)	(221,027)	(207,746)	(508,103)
Other income (expense):
Interest expense	(288,135)	(30,884)	(304,161)	(128,040)
Other, net	5,836	(77)	5,836	—

Total other expense, net	(282,299)	(30,961)	(298,325)	(128,040)

Net loss from continuing operations	(418,526)	(251,988)	(506,071)	(636,143)

Net loss from discontinued operations	—	(168,051)	—	(287,801)

Net loss	$(418,526)	$(420,039)	$(506,071)	$(923,944)

Loss per share
Basic and diluted:
Continuing operations	$(0.03)	$(0.02)	$(0.03)	$(0.06)
Discontinued operations	—	(0.01)	—	(0.03)

	$(0.03)	$(0.03)	$(0.03)	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	15,854,417	14,640,684	15,841,084	10,608,758

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2008	15,764,417	$15,764	$9,334,964	$(10,304,856)	$(954,128)

Common stock issued for services	90,000	90	40,410	—	40,500
Warrants issued in connection with debt	—	—	260,000	—	260,000
Net loss	—	—	—	(506,071)	(506,071)

Balance, June 30, 2009	15,854,417	$15,854	$9,635,374	$(10,810,927)	$(1,159,699)

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(506,071)	$(923,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,000	9,000
Stock-based compensation	—	48,750
Loss from discontinued operations	—	287,801
Warrants issued for conversion/issuance of debt	260,000	72,000
Change in assets and liabilities from discontinued operations	—	(278,075)
Change in assets and liabilities of continuing operations:
Decrease (increase) in assets:
Accounts receivable	(461,478)	(22,677)
Inventories	158,011	520,962
Other current assets	146,911	(18,192)
Increase (decrease) in liabilities:	—
Accounts payable	(226,470)	(46,648)
Accrued expenses	38,452	248,913

Net cash used in operating activities	(586,645)	(102,110)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(16,282)
Decrease in other assets	(141,307)	(41,669)

Net cash used in investing activities	(141,307)	(57,951)

Cash flows from financing activities:
Net borrowings (payments) under lines of credit	300,209	(81,271)
Sale of common stock	—	1,456,757
Borrowings (payments) on notes payable to related parties	300,000	(968,000)

Net cash provided by financing activities	600,209	407,486

Net increase (decrease) in cash and cash equivalents	(127,743)	247,425
Cash and cash equivalents, beginning of year	151,482	600

Cash and cash equivalents, end of period	$23,739	$248,025

Supplemental disclosure of cash flow information:
Interest paid	$28,135	$128,040

Supplemental schedule of noncash financing activities:
Common stock issued for conversion of debt	$—	$6,698,831
Common stock issued for services	40,500	—

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Consolidated Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of General Automotive Company and its subsidiary (collectively, the “Company”) at June 30, 2009 and the results of its (i) operations for the three and six month periods ended June 30, 2009 and 2008 and (ii) cash flows for the six month periods ended June 30, 2009 and 2008. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six month period ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

Merger and Offering. The Company completed a reverse merger into a publicly traded shell company on February 22, 2008 (the “Merger”) and reported the Merger and the related transactions on a current report on Form 8-K, filed February 28, 2008. See Note 5 for further discussion.

Going Concern. The Company incurred losses in the current quarter of $418,526 and has an accumulated deficit of $10,810,927 at June 30, 2009. The Company’s current liabilities exceeded its current assets by $1,321,966 as of June 30, 2009. Additionally the Company is reporting a shareholders’ deficit of $1,159,699 as of June 30, 2009 as compared to a shareholders’ deficit of $954,128 at December 31, 2008. The loss from continuing operations for the current six month period is less than the loss for the same period in 2008. The Company is attributing this improvement to its effort to eliminate current operating losses by focusing on increasing margins through a combination of meeting the growing demand for automotive engine management replacement parts, larger scheduled customer orders, new domestic dealer and Asian product sourcing and reductions of operating expenses. New Asian suppliers are being identified and qualified to accomplish significant cost savings that is allowing the Company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins. Additionally the Company decided to eliminate the continuing losses from one of its subsidiaries, Global Parts Direct, Inc. (“GPD”), by the sale of its assets which occurred on November 14, 2008. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

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

Cash and Cash Equivalents. The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Property, Plant and Equipment. Property, plant and equipment is stated at cost, less accumulated depreciation. Expenditures for additions and improvements, which extend the life of the assets, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. Gains and losses resulting from sales or retirements are recorded as incurred, at which time the cost and accumulated depreciation are removed from the accounts. Depreciation is provided using the straight-line method over the following average estimated useful lives of the assets: Electronic data processing equipment – 5 years and Furniture and Fixtures – 7 years.

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

Financial instruments . In January 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) to value its financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on the Company’s results of operations, financial position or cash flows. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price). SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash, accounts receivables, inventories, related party notes payable, accounts payable and accrued expenses are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s line of credit and notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. The Company does not have any Level 2 or Level 3 assets and liabilities.

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

Recent accounting pronouncements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. The adoption of SFAS 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46®,” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51,” (FIN 46®) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

2.	Discontinued Operations. During the third quarter of 2008, the board of directors decided to discontinue the operations of GPD and sell selected assets of this operation. A continuing reduction in the demand for the type of electronic products that were provided by GPD during the prior year combined with customer pricing pressures and the inability to source low product quantities at favorable pricing resulted in this decision. The sale of selected assets of GPD was consummated on November 14, 2008, fundamentally at liquidation value resulting in a loss on disposal of $946,790 during the year ended December 31, 2008. The consolidated statement of operations for all prior periods has been reclassified to reflect the results of operations of this divested business as a discontinued operation.

3.	Loss per Common Share. Common share equivalents of 6,122,451 at June 30, 2009 and 1,939,984 at June 30, 2008 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three month period ended June 30, 2009 and June 30, 2008 as their effect would have been anti-dilutive.

4.	Debt. The Company’s wholly owned subsidiary, OES, operates under a revolving line of credit with a bank. The maximum borrowing under this OES Line is $2,000,000 and carries an interest rate of prime plus 1.0% (4.25% at June 30, 2009). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line is a note payable on demand, is subject to certain financial covenant ratios and was guaranteed by the Company. At June 30, 2009, the Company was not in default of the covenants. At June 30, 2009, the outstanding balance of the OES Line was $1,095,994. Draws under these lines are limited to 85% of eligible accounts receivable and 50% of inventory. The amount available under the OES line was $60,971 as of June 30, 2009.

On April 20, 2009 the Company secured a $300,000 loan from a related party. The principal was due and payable in full on May 5, 2009. The principal amount remains outstanding as of June 30, 2009 and accrues interest at an annual rate of 20% that is calculated based upon a 360-day year. As of June 30, 2009 accrued interest in the amount of $11,667 associated with the outstanding principal of the loan referenced above has been recorded.

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

Additionally, at the time of the Merger 266,667 warrants were issued to certain related parties that held $400,000 of GAS notes payable, which notes payable were converted into 533,333 shares of common stock. The warrants have a strike price of $2.00 per common share and expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their warrants if our common stock trades at or above $3.50 for twenty (20) consecutive trading days. The fair market value of these warrants totaling $72,000 has been recorded as additional interest expense valued at the time of the grant using the Black-Scholes fair value estimation model during the six months ended June 30, 2008.

During the twelve months ended December 31, 2008 the Company issued a total of 2,355,334 shares of common stock and 1,177,677 warrants to investors for net proceeds of $1,456,757 as a result of its private offerings which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. Each warrant has a strike price of $2.00 per common share and will expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their warrants if our common stock trades at or above $3.50 for twenty (20) consecutive trading days. On July 30, 2008, the Company completed and closed an offering as reported on Form 8-K filed August 6, 2008. Pursuant to the Registration Rights Agreement executed in connection with this private placement, the Company was required to file a Registration Statement within 90 days of the closing date of the of the offering. The Company did not file this Registration Statement, and pursuant to the Registration Rights Agreement, the Company is required to pay to the stockholders party thereto liquidated damages in an amount equal to 0.5% of the stockholders’ investment, payable in cash or common stock valued at the original purchase price for the common stock, at the discretion of the Company, up to a maximum of 6% of the stockholders’ investment, for each month the Company continues to be in violation of this provision. As of August 12, 2009 the Company has not filed the Registration Statement and therefore has accrued penalties of approximately $88,000, of which approximately $71,000 was included in accrued expenses on the consolidated balance sheet at June 30, 2009.

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

In addition to the warrants described above, during the year ended December 31, 2007 the Company also granted a lender warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of three years. This warrant also contains a “cashless” exercise provisions under which the holder of the warrant can exercise it using shares of the Company’s common stock. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and the terms of the lender warrants, the fair value of these warrants was accounted for as a liability, with an offsetting reduction to the carrying value of the Company’s common stock. The warrant liability will be reclassified to equity upon exercise or expiration of the related warrants. The fair value of the lender warrants on the grant date was estimated at $16,800. On June 30, 2009, the fair value of the warrants was re-measured and estimated at $0. The decrease of $5,400 was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations during the three months ended June 30, 2009.

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

Stock Warrants and Options. As of June 30, 2009, there were outstanding warrants, consultant options and officer and director options for the purchase of 6,122,451 shares, with a weighted average strike price of $0.84. No options were granted, forfeited or exercised during the six months ended June 30, 2009.

The Company estimated the fair value of all warrants and options issued during the year ended December 31, 2008 using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 90%, 129% and 113% volatility, risk-free interest rates of 1.55% to 3.34% and expected lives of 3 and 5 years.

On April 20, 2009 the Company issued warrants to purchase 1,000,000 shares of common stock in connection with $300,000 of bridge loan financing from a related party. Each warrant had a strike price of $.41 per common share and was exercisable for a period of three years from the date of issuance. On May 28, 2009 the Company modified the warrants issued on April 20, 2009 to reduce the exercise price of each warrant $.15 per common share. The assumptions used in the Black-Scholes option-pricing model were consistent with the assumptions noted above. Accordingly, the Company recorded $260,000 of interest expense during the three months ended June 30, 2009.

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

During the three months ended June 30, 2009 the Company did not issue any shares of common stock in connection with investor relations and financial consulting services which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

The Operating Agreement provides that the Company and SenCer shall initially hold 50% membership interests in the Joint Venture. Initially, the Company shall contribute such services and incur such costs and expenses as it shall deem necessary to determine the commercial viability of the Joint Venture’s business, which services have an agreed-upon value of $200,000. In the event the Company becomes satisfied that the business is commercially viable, the Company shall make additional capital contributions of up to an aggregate of $750,000, in cash, to fund the operations of the Joint Venture and SenCer shall contribute to the Joint Venture a license to use SenCer’s ceramic composite technology for any and all transportation applications, all pursuant to an exclusive license agreement by and between the Joint Venture and SenCer also dated July 22, 2008. The license has an agreed-upon value of $2,000,000. If commercial viability has not been achieved by July 15, 2009 (originally January 15, 2009), the Joint Venture will be dissolved unless the Company elects to continue its existence. At present, commercial viability has been established but financing has not been secured. While financing is being obtained, SenCer and the Company have elected to proceed with the Joint Venture on a month to month basis.

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

The Company is in the process of determining whether consolidating the joint venture is necessary, however as of June 30, 2009 there was no activity in the Joint Venture to consolidate.

7.	Acquisition Event. On May 5, 2009 the Company announced that it had signed a non-binding letter of intent to acquire privately held Europacific Parts International, Inc. (EPI) for four million restricted shares of its common stock. On May 5, 2008 the Company advanced EPI $150,000 of working capital against a $250,000 Secured Demand Promissory Note. Closing of the EPI transaction was subject to completion of due diligence and other considerations. On May 15, 2009 the Company announced the termination of the non-binding letter of intent to acquire Europacific Parts International. The $150,000 advance is refundable and is recorded in other assets, net on the consolidated balance sheets at June 30, 2009.

8.	Subsequent Events. As reported on Form 8-K filed July 29, 2009, effective July 17, 2009, Harry Christenson resigned as Chief Financial Officer of the Company. There was no known disagreement with Mr. Christenson on any matters relating to the Company’s operations, policies or practices. On July 30, 2009 the Company named Shawn Powell Joseph as its Chief Accounting Officer.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

Forward-looking statements in this Form 10-Q including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements – our ability to successfully develop, market, and sell our brands and products in a timely manner, and the outcomes of our efforts related to mergers and acquisitions. Additional factors include, but are not limited to, the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, the value and exploitation of our intellectual property rights, the results of financing efforts, risks in new product development, and other risks including but not limited to those identified in this report and our other periodic filings with the Securities and Exchange Commission.

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

Through the Merger, we also acquired 100% interest in the two wholly-owned subsidiaries of GAS, Global Parts Direct, Inc. (“GPD”) and OE Source, LLC (“OES”). In November 2008, the Company’s board of directors agreed to sell the assets of GPD, which has been accounted for as a discontinued operation for the three and six months ended June 30, 2008. OES is now our sole wholly-owned subsidiary with all of our business operations conducted through this subsidiary.

Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008

We generated $3,373,999 in revenues from our continuing operations during the three months ended June 30, 2009, compared to $3,037,883 during the three months ended June 30, 2008. The increase of $336,116 (11.06%) in revenues was due to a combination of sales volume increases and the introduction of a limited number of new products.

Our cost of goods sold during the three months ended June 30, 2009 was $2,952,828 compared to $2,774,895 for the three months ended June 30, 2008. The increase in revenue partially offset by more effective product sources strategies have resulted in overall increase in cost of goods sold of $177,933. Our gross profit was $158,183 higher in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Our gross profit margin was 12.48% for the three months ended June 30, 2009 compared to 8.66% for the same period of 2008. Our more effective purchasing practices were responsible for the higher gross profit margin in the three months ended June 30, 2009. Currently, OES is continuing its program to increase the number of domestic and international sources for its products.

Our selling, general and administrative expenses were $99,408 higher for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase in expenses was due primarily to increases in professional services and legal fees during the quarter ended June 30, 2009. Additionally there were reductions in executive salaries of approximately $77,000 offset by an increased use of an independent accounting consultant, disbursement of retainers for professional services and amortization of stock-based compensation amounting to approximately $126,000. There were no stock based compensation awards during the three months ended June 30, 2009.

Interest expense in the three months ended June 30, 2009 is approximately $257,251 higher than the three months ended June 30, 2008. This increase resulted from the expense incurred as a consequence of the issuance of 1,000,000 warrants to a related party in connection with the April 20, 2009 Bridge Loan financing.

The result of the above was a net loss from operations of $418,526 for the three months ended June 30, 2009, a decrease of $1,513 from the $420,039 net loss from operations for the three months ended June 30, 2008.

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

During the three months ended June 30, 2008 we recorded a net loss from discontinued operations of $168,051. As these operations were disposed of in the fourth quarter of 2008, we have incurred no further losses in the three months ended June 30, 2009. During the three months ended June 30, 2009 we recorded a net loss from continuing operations of $418,526, compared to a loss of $251,988 for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

We generated $6,456,865 in revenues during the six months ended June 30, 2009, compared to $6,615,882 during the six months ended June 30, 2008. The decrease in revenues was due primarily to strategic re-alignment of our product mix. The resulting reduction in some selling prices reduced revenue for the six months ending June 30, 2009 but yielded an increase in gross profit margin of 4.69% for the six months ended June 30, 2009.

Our cost of goods sold during the six months ended June 30, 2009 decreased $445,032 compared to the six months ended June 30, 2008. Our total gross profits were $286,015 higher in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Our gross profit margin was 13.19% for the six months ended June 30, 2009 compared to 8.55% for the same period of 2008. OES is continuing its program to increase the number of domestic and international sources for its products. Our more effective purchasing practices were responsible for the higher gross profit margin during the six months ended June 30, 2009

Our selling, general and administrative expenses were $34,408 higher for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase in selling, general and administrative costs include increases in the cost of rent, utilities and insurance.

The company benefited from the increase in gross profit during the six month ended June 30, 2009 compared to the six months ended June 30, 2008. The net operating loss for the six months of 2009 decreased from the same period of 2008 by $417,873, which included the impact of the $287,801 loss from discontinued operations for the six months ended June 30, 2008. Interest expense in the six months ended June 30, 2009 includes $260,000 for the fair value of lender warrants issued in connection with the bridge loan of $300,000.

Liquidity and Capital Resources

As of June 30, 2009, we had current assets in the amount of $2,213,652, consisting primarily of, accounts receivable, and inventory. On the same date, we had current liabilities of $3,535,618, consisting primarily of accounts payable and a line of credit. Thus, as of June 30, 2009, we had a working capital deficit of $1,321,966 as compared to a working capital deficit of $979,088 at December 31, 2008. This increase in our working capital deficit during the three months ended June 30, 2009 is related to costs incurred in association with potential acquisition activities conducted during the period and additional financing obtained during the quarter.

Parallel to expanding the customer base of our wholly-owned subsidiary, OES, through expansion of product offerings and identification of new customers, we plan to continue our search for companies involved in the sale and distribution of automotive parts that would be acquisition candidates. It is management’s belief that the return to profitability is dependent upon our ability to increase revenue volume. If we determine that we do not presently have sufficient capital to fully fund our growth and development, we will seek additional capital through the financial markets. In connection with raising this additional capital, we will incur appropriate accounting and legal fees. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern.

On May 5, 2009 the Company advanced Europacfic Parts International, Inc. (EPI) $150,000 under a Secured Demand Promissory Note Agreement. EPI is no longer an operating company, its inventory has been liquidated and all that it retains are accounts receivables. Bank of America is in first position with respect to the proceeds from collection of accounts receivable. The Company cannot collect any proceeds from the collection of EPIs accounts receivables until Bank of America has been paid in full, and thus there is a risk that the Company will not collect any or all of the amounts due it under the Secured Demand Promissory Note Agreement.

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

The Company’s significant accounting policies are described in Note 1 of our financial statements included herein and Note 1 to our financial statements included in Form 10-K for the year ended December 31, 2008. The methodology for its estimates and assumptions are as follows:

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

Stock-based compensation. Stock-based compensation represents the cost related to common stock grants and options to employees and related parties of the Company. The Company measures stock-based compensation cost at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. The adoption of SFAS 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46®,” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51,” (FIN 46®) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended December 31, 2008.

During the fiscal quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2008, have not been fully remediated. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there under duly authorized.

GENERAL AUTOMOTIVE COMPANY

By:	/s/ Joseph DeFrancisci
Joseph DeFrancisci
Chief Executive Officer
August 19, 2009

By:	/s/ Shawn Powell Joseph
Shawn Powell Joseph
Chief Accounting Officer
August 19, 2009