Form 10-Q
period 2009-09-30
GENERAL AUTOMOTIVE CO
filed 2009-11-23
CIK 1376668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,854,417 common shares as of November 20, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash	$29,388	$151,482
Accounts receivable, net	1,141,599	1,046,837
Inventories	536,100	785,310
Other current assets	26,713	160,711

Total current assets	1,733,800	2,144,340
Property and equipment, net	0	5,434
Other assets, net	159,584	19,526

	$1,893,384	$2,169,300

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$1,454,294	$1,884,334
Line of credit	932,164	795,785
Accrued expenses	406,606	283,309
Notes payable to related parties	460,000	160,000

Total current liabilities	3,253,064	3,123,428

Commitments and contingencies	-	-

Shareholders’ deficit:

Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 shares authorized, 15,854,417 issued and outstanding at September 30, 2009 and 15,764,417 issued and outstanding at December 31, 2008	15,854	15,764
Additional paid-in capital	9,635,374	9,334,964

Accumulated deficit	(11,010,908)	(10,304,856)

Total shareholders’ deficit	(1,359,680)	(954,128)

	$1,893,384	$2,169,300

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$2,549,479	$3,600,926	$9,006,344	$10,216,808
Costs of goods sold	2,275,710	3,279,739	7,880,887	9,330,142

Gross profit	273,769	321,187	1,125,457	886,666

Expenses:
Selling, general and administrative	444,930	523,880	1,504,169	1,548,712
Stock-based compensation	-	12,375	-	61,125

Total expenses	444,930	536,255	1,504,169	1,609,837

Loss from operations	(171,161)	(215,068)	(378,712)	(723,171)
Other income (expense):
Interest expense	(29,014)	(13,550)	(333,176)	(141,590)
Other, net	-	-	5,836	-

Total other expense, net	(29,014)	(13,550)	(327,340)	(141,590)

Net loss from continuing operations	(200,175)	(228,618)	(706,052)	(864,761)

Net loss from discontinued operations (Including loss on disposal of $1,228,899 in 2008)	-	(1,263,462)	-	(1,551,263)

Net loss	$(200,175)	$(1,492,080)	$(706,052)	$(2,416,024)

Loss per share
Basic and diluted:
Continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.07)
Discontinued operations	-	(0.08)	-	(0.13)

	$(0.01)	$(0.10)	$(0.04)	$(0.20)

Weighted average number of common shares outstanding:
Basic and diluted	15,854,417	15,086,355	15,845,528	11,981,754

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2008	15,764,417	$15,764	$9,334,964	$(10,304,856)	$(954,128)

Common stock issued for services	90,000	90	40,410	-	40,500

Warrants issued in connection with debt	-	-	260,000	-	260,000

Net loss				(706,052)	(706,052)

Balance, September 30, 2009	15,854,417	$15,854	$9,635,374	$(11,010,908)	$(1,359,680)

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(706,052)	$(2,416,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,434	6,810
Stock-based compensation	-	61,125
Loss from discontinued operations	-	1,228,899
Warrants issued for conversion/issuance of debt	260,000	72,000
Change in assets and liabilities from discontinued operations	-	192,057
Change in assets and liabilities of continuing operations:
Decrease (increase) in assets:
Accounts receivable	(94,762)	(471,805)
Inventories	249,210	836,657
Other current assets	174,498	(28,158)
Increase (decrease) in liabilities:
Accounts payable	(430,040)	(66,846)
Accrued expenses	123,297	139,622

Net cash used in operating activities	(418,415)	(445,663)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(12,093)
Increase in other assets	(140,058)	-

Net cash used in investing activities	(140,058)	(12,093)

Cash flows from financing activities:
Net borrowings under lines of credit	136,379	36,373
Sale of common stock	-	1,465,957
Borrowings (payments) on notes payable to related parties	300,000	(718,000)

Net cash provided by financing activities	436,379	784,330

Net increase (decrease) in cash	(122,094)	326,574
Cash, beginning of year	151,482	600

Cash, end of period	$29,388	$327,174

Supplemental disclosure of cash flow information:
Interest paid	$73,176	$69,590

Supplemental schedule of noncash financing activities:
Common stock issued for conversion of debt	$-	$6,698,831
Common stock issued for services	40,500	214,600

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Consolidated Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of General Automotive Company and its subsidiary (collectively, the “Company”) at September 30, 2009 and the results of its (i) operations for the three and nine month periods ended September 30, 2009 and 2008 and (ii) cash flows for the nine month periods ended September 30, 2009 and 2008. The financial information included herein is taken from the books and records of the Company and is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine month period ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

Merger and Offering. The Company completed a reverse merger into a publicly traded shell company on February 22, 2008 (the “Merger”) and reported the Merger and the related transactions on a current report on Form 8-K, filed February 28, 2008. See Note 5 for further discussion.

Going Concern. The Company incurred losses in the current quarter of $200,175 and has an accumulated deficit of $11,010,908 at September 30, 2009. The Company’s current liabilities exceeded its current assets by $1,519,264 as of September 30, 2009. Additionally the Company is reporting a shareholders’ deficit of $1,359,680 as of September 30, 2009 as compared to a shareholders’ deficit of $954,128 at December 31, 2008. The loss from continuing operations for the current nine month period is less than the loss for the same period in 2008. The Company is attributing this improvement to its effort to eliminate current operating losses by focusing on increasing margins through a combination of meeting the growing demand for automotive engine management replacement parts, larger scheduled customer orders, new domestic dealer and Asian product sourcing and reductions of operating expenses. New Asian suppliers are being identified and qualified to accomplish significant cost savings that is allowing the Company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins. Additionally the Company decided to eliminate the continuing losses from one of its subsidiaries, Global Parts Direct, Inc. (“GPD”), by the sale of its assets which occurred on November 14, 2008. Management believes that it will be successful in its plans for the Company to become profitable; however there can be no assurances that we will be able to obtain additional private equity or other loan facility financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

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

Concentration of Credit Risk. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

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

Subsequent Events. In May 2009, the FASB established general accounting standards and disclosure for subsequent events. The Company adopted FASB ASC 855, Subsequent Events (formerly referenced as SFAS No. 165, Subsequent events) (“ASC 855”), during the third quarter ended September 30, 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued on November 20, 2009.

Financial Instruments. During the first quarter of fiscal 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly referenced as SFAS No. 157, Fair Value Measurements) to value its financial assets and liabilities. The adoption of ASC 820 did not have a significant impact on the Company’s results of operations, financial position or cash flows. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price). ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash, accounts receivables, inventories, related party notes payable, accounts payable and accrued expenses are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s line of credit and notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. The Company does not have any Level 2 or Level 3 assets and liabilities.

ASC 820 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company adopted ASC 820 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 in accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). The adoption of ASC 820 for non-financial assets that are recognized or disclosed on a non-recurring did not have a significant impact on the Company’s results of operations, financial position or cash flows.

Recent accounting pronouncements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46r,” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51,” (FIN 46r) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

2.	Discontinued Operations. During the third quarter of 2008, the board of directors decided to discontinue the operations of GPD and sell selected assets of this operation. A continuing reduction in the demand for the type of electronic products that were provided by GPD during the prior year combined with customer pricing pressures and the inability to source low product quantities at favorable pricing resulted in this decision. The sale of selected assets of GPD was consummated on November 14, 2008, fundamentally at liquidation value resulting in a loss on disposal of $946,790 during the year ended December 31, 2008. The consolidated statement of operations for all prior periods has been reclassified to reflect the results of operations of this divested business as a discontinued operation.

3.	Loss per Common Share. Common share equivalents of 6,122,451 at September 30, 2009 and 1,958,166 at September 30, 2008 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2009 and September 30, 2008 as their effect would have been anti-dilutive.

4.	Debt. The Company’s wholly owned subsidiary, OES, operates under a revolving line of credit with a bank. The maximum borrowing under this OES Line is $2,000,000 and carries an interest rate of prime plus 1.0% (4.25% at September 30, 2009). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line, a note payable on demand, is subject to certain financial covenant ratios and was guaranteed by the Company. At September 30, 2009, the Company was not in default of the covenants. At September 30, 2009, the outstanding balance of the OES Line was $932,164. Draws under these lines are limited to 85% of eligible accounts receivable and 50% of inventory. The amount available under the OES line was $0 as of September 30, 2009.

On April 20, 2009 the Company secured a $300,000 loan from a related party. The principal was due and payable in full on May 5, 2009. The principal amount remains outstanding as of September 30, 2009 and accrues interest at an annual rate of 20% that is calculated based upon a 360-day year. As of September 30, 2009 interest in the amount of $26,667 has been recorded associated with the outstanding principal of the loan referenced above; of which $15,000 of interest payable remains outstanding as of the end of the current quarter.

5.	Common Stock and Equity Securities. On February 22, 2008, Global Automotive Supply, Inc. (“GAS”), merged with and into Utility Investment Recovery, Inc. (“UIR”), a public shell company. In connection with the Merger, UIR was the surviving corporation although GAS was the surviving operating entity. As a result of the Merger, UIR changed its name to General Automotive Company. The stockholders of GAS received the right to receive two (2) shares of the Company’s common stock for each ninety-one (91) issued and outstanding shares of GAS common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of GAS, including 333,333 shares issued in connection with the conversion of a bridge loan, and 7,423,814 shares in connection with the conversion of related parties notes payable and accrued interest; the former shareholders of GAS received 8,778,112 shares of the Company’s common stock. Such holdings represented 55.7% of the outstanding common stock as of December 31, 2008.

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

Additionally, at the time of the Merger 266,667 warrants were issued to certain related parties that held $400,000 of GAS notes payable, which notes payable were converted into 533,333 shares of common stock. The warrants have a strike price of $2.00 per common share and expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their warrants if our common stock trades at or above $3.50 for twenty (20) consecutive trading days. The fair market value of these warrants totaling $72,000 has been recorded as additional interest expense valued at the time of the grant using the Black-Scholes fair value estimation model during the nine months ended September 30, 2008.

During the twelve months ended December 31, 2008 the Company issued a total of 2,355,334 shares of common stock and 1,177,677 warrants to investors for net proceeds of $1,456,757 as a result of its private offerings which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. Each warrant has a strike price of $2.00 per common share and will expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their warrants if our common stock trades at or above $3.50 for twenty (20) consecutive trading days. On July 30, 2008, the Company completed and closed an offering as reported on Form 8-K filed August 6, 2008. Pursuant to the Registration Rights Agreement executed in connection with this private placement, the Company was required to file a Registration Statement within 90 days of the closing date of the of the offering. The Company did not file this Registration Statement, and pursuant to the Registration Rights Agreement, the Company is required to pay to the stockholders party thereto liquidated damages in an amount equal to 0.5% of the stockholders’ investment, payable in cash or common stock valued at the original purchase price for the common stock, at the discretion of the Company, up to a maximum of 6% of the stockholders’ investment, for each month the Company continues to be in violation of this provision. As of November 20, 2009 the Company has not filed the Registration Statement and therefore has accrued penalties of approximately $106,000, of which approximately $97,000 was included in accrued expenses on the consolidated balance sheet at September 30, 2009.

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

In addition to the warrants described above, during the year ended December 31, 2007 the Company also granted a lender warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of three years. This warrant also contains a “cashless” exercise provisions under which the holder of the warrant can exercise it using shares of the Company’s common stock. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and the terms of the lender warrants, the fair value of these warrants was accounted for as a liability, with an offsetting reduction to the carrying value of the Company’s common stock. The warrant liability will be reclassified to equity upon exercise or expiration of the related warrants. The fair value of the lender warrants on the grant date was estimated at $16,800. On September 30, 2009, the fair value of the warrants was re-measured and estimated at $0.

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

Stock Warrants and Options. As of September 30, 2009, there were outstanding warrants, consultant options and officer and director options for the purchase of 6,122,451 shares, with a weighted average strike price of $0.84. No options were granted, forfeited or exercised during the three months ended September 30, 2009.

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

Stock issued for services. During the three months ended March 31, 2009 the Company issued 90,000 shares of common stock in connection with investor relations and financial consulting services which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. These services are to be performed over various terms ranging from one to nine months and have been valued at a total of $40,500 representing the quoted market price of the Company’s common stock on the date of the grant.

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

The Company is in the process of determining whether consolidating the joint venture is necessary; however as of September 30, 2009 there was no activity in the Joint Venture to consolidate.

7.	Acquisition Event. On May 5, 2009 the Company announced that it had signed a non-binding letter of intent to acquire privately held Europacific Parts International, Inc. (EPI) for four million restricted shares of its common stock. On May 5, 2008 the Company advanced EPI $150,000 of working capital against a $250,000 Secured Demand Promissory Note. Closing of the EPI transaction was subject to completion of due diligence and other considerations. On May 15, 2009 the Company announced the termination of the non-binding letter of intent to acquire Europacific Parts International. The $150,000 advance is refundable and is recorded in other assets, net on the consolidated balance sheets at September 30, 2009.

8.	Subsequent Events. As reported on Form 8-K filed October 21, 2009, effective October 19, 2009, Joe DeFrancisci has resigned his positions as President and CEO of General Automotive Company (GNAU). Dan Valladao, current Chairman and Founder, has been appointed by the Board of Directors as interim President and CEO effective immediately. There was no known disagreement with Mr. DeFrancisci on any matter relating to the Company’s operations, policies or practices.

As reported on Form 8-K filed November 4, 2009, effective October 30, 2009, the Board of Directors ratified the employment agreements, naming Dan Valladao as CEO and President, Tim Alford as Chief Operating Officer, and Shawn Powell Joseph as Chief Financial Officer.

As reported on Form 8-K filed November 6, 2009, effective October 30, 2009, General Automotive Company (GNAU) entered into twelve month business consultant agreement each with Byrd Financial Group and LLC and Emerging Markets Consulting, each referred to as “the Consultant”. The Consulting Agreements expire on October 30, 2010 and have the following provisions:

The Byrd Consulting Agreement provides that the Consultant will spend up to 15 hours per week in the fulfillment of the obligations under the Consulting Agreement. According to the terms of the agreement in lieu of cash compensation, the Company shall pay for the services of the Consultant through the issuance of 4,000,000 shares of restricted common stock of General Automotive Company (GNAU). The Shares, collectively referred to as “the Securities”, shall be issued immediately, and are deemed to be fully vested and earned upon the execution hereof. The Consulting Agreement can be terminated at any time, for any reason, by the Company; however, termination shall not effect the Securities that have been issued to the Consultant.

The Emerging Markets Consulting Agreement provides that the Consultant will fulfill the obligations under the Consulting Agreement during the term of the agreement. According to the terms of the agreement, in lieu of cash compensation, the Company shall pay for the services of the Consultant through the issuance of 4,000,000 shares of restricted common stock of General Automotive Company (GNAU). The Shares, collectively referred to as “the Securities”, shall be issued immediately, and are deemed to be fully vested and earned upon the execution hereof. The Consulting Agreement can be terminated at any time, for any reason, by the Company; however, termination shall not effect the Securities that have been issued to the consultant.

As reported on Form 8-K filed November 6, 2009, effective October 30, 2009, General Automotive Company (GNAU) entered into thirty-six month business consultant agreement with Douglas J. Nagel. The consulting agreement expires on October 30, 2012 and has the following provisions:

The Nagel Consulting Agreement provides that the Consultant will spend up to 20 hours per week in fulfillment of the obligations under the Consulting Agreement. According to the terms of the agreement, in lieu of cash compensation, the Company shall pay for the Consultant through the issuance of a options to purchase 13,500,000 shares of restricted common stock of General Automotive Company (GNAU), at an exercise price of 4 cents per share. The Options, collectively referred to as “the Securities”, shall be issued immediately, and are deemed to be fully vested and earned upon the execution hereof. The Consulting Agreement can be terminated at any time, for any reason, by the Company, however, termination shall not effect the Securities that have been issued to the consultant.

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

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008

We generated $2,549,479 in revenues from our continuing operations during the three months ended September 30, 2009, compared to $3,600,926 during the three months ended September 30, 2008. The decrease of 1,051,447 (29.20%) in revenues was due in overall contraction in the automotive aftermarket parts industry in general and specifically to a decrease in sales to a key customer.

Our cost of goods sold during the three months ended September 30, 2009 was $2,275,710 compared to $3,279,739 for the three months ended September 30, 2008. The gross profit was $47,418 lower in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. However our gross profit margin increased for the three months ended September 30, 2009 to 10.74% compared to 8.92% for the same period of 2008. Our more effective purchasing practices were responsible for the higher gross profit margin in the three months ended September 30, 2009. Currently, OES is continuing its program to increase the number of domestic and international sources for its products.

Our selling, general and administrative expenses were $78,950 lower for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decrease in expenses was due primarily to decrease in professional services and legal fees during the quarter ended September 30, 2009. There were no stock-based compensation awards during the three months ended September 30, 2009.

Interest expense in the three months ended September 30, 2009 is approximately $15,464 higher than the three months ended September 30, 2008. This increase resulted from the expense incurred as a consequence of the Bridge Loan financing received from a related party on April 20, 2009.

The result of the above was a net loss from operations of $200,175 for the three months ended September 30, 2009, a decrease of $28,443 from the $228,618 net loss from operations for the three months ended September 30, 2008.

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

During the three months ended September 30, 2008 we recorded a net loss from discontinued operations of $1,263,462. As these operations were disposed of in the fourth quarter of 2008, we have incurred no further losses in the three months ended September 30, 2009. During the three months ended September 30, 2009 we recorded a net loss from continuing operations of $200,175 compared to a loss of $228,618 for the three months ended September 30, 2008.

Nine months Ended September 30, 2009 Compared with the Nine months Ended September 30, 2008

We generated $9,006,344 in revenues during the nine months ended September 30, 2009, compared to $10,216,808 during the nine months ended September 30, 2008. The overall contraction of the aftermarket automotive parts industry in general and specifically to a decrease in sales to a key customer contributed to the reduction in revenue for the nine months ending September 30, 2009.

Our cost of goods sold during the nine months ended September 30, 2009 decreased $1,449,255 compared to the nine months ended September 30, 2008. Our total gross profits were $238,791 higher in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Our gross profit margin was 12.50% for the nine months ended September 30, 2009 compared to 8.68% for the same period of 2008. OES is continuing its program to increase the number of domestic and international sources for its products. Our more effective purchasing practices were responsible for the higher gross profit margin during the nine months ended September 30, 2009.

Our selling, general and administrative expenses were $44,543 lower for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease in selling, general and administrative costs is the result of sustained cost containment measures that the Company instituted at the beginning of 2009 and includes reductions in executive compensation and professional fees. There were no stock-based compensation awards during the nine months ended September 30, 2009; as a result, the Company realized a decrease of $61,125 in stock-based compensation when compared to the nine months ended September 30, 2008.

The Company benefited from the increase in gross profit during the nine month ended September 30, 2009 compared to the nine months ended September 30, 2008. Our net loss for the nine months of 2009 decreased from the same period of 2008 by $1,709,972, which included the impact of the $1,551,263 loss from discontinued operations for the nine months ended September 30, 2008. Other contributing factors to the decrease in the net loss for the nine months ended September 30, 2009 include a net reduction professional service fees and executive compensation. Interest expense in the nine months ended September 30, 2009 includes $260,000 for the fair value of lender warrants issued in connection with the bridge loan of $300,000. The cumulative decrease in interest expense correlates to the net decrease the outstanding balance on the line of credit (LOC) in addition to the decrease in the effective interest rate associated with the LOC facility.

Liquidity and Capital Resources

As of September 30, 2009, we had current assets in the amount of $1,733,800, consisting primarily of accounts receivable and inventory. On the same date, we had current liabilities of $3,253,064, consisting primarily of accounts payable and a line of credit. Thus, as of September 30, 2009, we had a working capital deficit of $1,519,264 as compared to a working capital deficit of $979,088 at December 31, 2008. This increase in our working capital deficit during the three months ended September 30, 2009 is related to decrease in revenues during the quarter.

Parallel to expanding the customer base of our wholly-owned subsidiary, OES, through expansion of product offerings and identification of new customers, we plan to continue our search for companies involved in the sale and distribution of automotive parts that would be acquisition candidates. It is management’s belief that the return to profitability is dependent upon our ability to increase revenue volume. If we determine that we do not presently have sufficient capital to fully fund our growth and development, we will seek additional capital through the financial markets. In connection with raising this additional capital, we will incur appropriate accounting and legal fees. Management believes that it will be successful in its plans to realize Company profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern.

On May 5, 2009 the Company advanced Europacfic Parts International, Inc. (EPI) $150,000 under a Secured Demand Promissory Note Agreement. EPI is no longer an operating company, its inventory has been liquidated and all that it retains are accounts receivables. Bank of America is in first position with respect to the proceeds from collection of accounts receivable. The Company cannot collect any proceeds from the collection of EPIs accounts receivables until Bank of America has been paid in full, and thus there is a risk that the Company will not collect any or all of the amounts due it under the Secured Demand Promissory Note Agreement. The Company anticipates repayment of the EPI obligation within the first quarter of 2010.

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

Stock-based compensation. Stock-based compensation represents the cost related to common stock grants and options to employees and related parties of the Company. The Company measures stock-based compensation cost at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period. The Company estimates the fair value of all warrants and options issued using the Black-Scholes option-pricing model which includes assumptions for dividend yield, volatility, risk-free interest rates and expected lives of the securities being issued.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46r,” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51,” (FIN 46r) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended December 31, 2008.

During the fiscal quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2008, have not been fully remediated. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

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

GENERAL AUTOMOTIVE COMPANY

By:	/S/ DAN VALLADAO
Dan Valladao
Chief Executive Officer

November 20, 2009

By:	/S/ SHAWN POWELL JOSEPH
Shawn Powell Joseph
Chief Financial Officer

November 20, 2009