Form 10-K
period 2009-12-31
GENERAL AUTOMOTIVE CO
filed 2010-04-15
CIK 1376668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Issuer’s telephone number: 407-363-5633

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $788,221 at June 30, 2009.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,854,417 as of March 26, 2010.

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

Employees

We have thirteen (13) employees, primarily consisting of management, administrative, and warehouse personnel. Nine of these individuals are employees of OES, and two are direct employees of GAC. We have one contract sourcing person in China whom we currently retain as an independent contractor. We also retain consultants to assist in operations on an as-needed contract basis.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We currently have one wholly owned subsidiary, OE Source L.C, a Florida limited liability company (“OES”).

Item 2.	Description of Property

Our principal executive offices are located at our warehouse at 5422 Carrier Drive, Suite 309, Orlando, FL 32819. We pay $6,809 per month to lease this property, and the lease is scheduled to expire on November 30, 2011. We do not own or lease any other significant property.

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

No matters were submitted to a vote of the Company’s shareholders during the year ended December 31, 2009.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our authorized capital stock consists of 90,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of Preferred Stock, par value $0.001 per share. There were 23,847,417 shares of common stock issued and outstanding and 0 shares of Preferred Stock issued and outstanding as of December 31, 2009.

The Company’s common stock trades on the OTC Bulletin Board under the symbol of “GNAU.OB”. Prior to March 10, 2008, the common stock traded under on the OTC Bulletin Board under the symbol of “UIRI.OB.” As of March 26, 2010 the closing sale prices of the common stock was $0.10 per share. The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin Board for the last two fiscal years.

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	0.16	0.04
September 30, 2009	0.51	0.07
June 30, 2009	0.12	0.05
March 30, 2009	0.40	0.12

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	0.52	0.17
September 30, 2008	0.68	0.18
June 30, 2008	1.35	0.41
March 30, 2008	n/a	n/a

The quotations and ranges listed above were obtained from OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

As of December 31, 2009, we had 23,847,417 shares of our common stock issued and outstanding, held by110 shareholders of record.

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

Through the Merger, we also acquired 100% interest in the two wholly-owned subsidiaries of GAS Nevada, Global Parts Direct, Inc. (“GPD”) and OE Supply, LC (“OES”). OES is our sole operating subsidiary at present. During the third quarter of 2008, we decided to discontinue the operations of our wholly-owned subsidiary, GPD. During November 2008 our board of directors agreed to the disposal of GPD through a sale of selected assets. This sale was closed on November 14, 2008. The sale was fundamentally at liquidation value resulting in a loss on disposal of $946,790. The board’s decision was based on continued reductions in the demand for the type of electronic products that were being provided by GPD during the year combined with customer pricing pressures and the inability to source low product quantities at favorable pricing. All of our business operations are now conducted through the remaining subsidiary, OES as described above (see “Description of Business”). Our combined Net Loss for the Year ended December 31, 2009 was $1,177,712 compared to $3,318,765 for the prior year.

Results of Operations for the Years Ended December 31, 2009 and December 31, 2008

We generated $11,487,908 in revenues during the year ended December 31, 2009, compared to $12,383,241 during the year ended December 31, 2008. The overall contraction of the aftermarket automotive parts industry in general and specifically to a decrease in sales to a key customer contributed to the reduction in revenue for the twelve months ended December 31, 2009. The general economic conditions during the year diminished the previous realized growth to only approximately $895,000 in revenue. Although there was a decrease in revenue in for the twelve months ended December 31, 2009 when compared to the twelve months ended December 31, 2008, gross profit increased 22.29%. Gross profit increase to $1,414,800 from $1,156,958 for the year ended December 31, 2009 and December 31, 2008, respectively. The improvement in gross profit dollars of $257,842 is a result of sustained improvements in sourcing and supply-chain management. This represents a improvement in the rate of gross profit from 9.34% at December 31, 2008 to 12.32% at December 31, 2009.

Our selling, general and administrative expense was $319,566 lower for the year ending December 31, 2009 as compared to the year ending December 31, 2008. The expenses of our wholly-owned subsidiary, OES, were comparable for the years ended December 31, 2009 and 2008. The expenses related to public company costs continued to decrease during the year ended December 31, 2009. Professional services fees decreased $208,980 during the twelve month ending December 31, 2009 to $515,470 compared to $724,450 for the same period ending in 2008. Further, an approximate decrease of $208,635 in corporate payroll expense was realized for the year ending December 31, 2009 contributing to the overall decrease in expenses.

Stock-based compensation cost decreased by $388,384 during the year ended December 31, 2009 as compared to the same period in 2008 due to a reduction in the number of transactions involving the issuance of stock for services and the reduction in the price of the Company’s stock.

Interest expense increased by $198,029 during the year ended December 31, 2009 as compared to the same period in 2008. The increase in interest expense reflects a combination of both the impact of additional interest expense related to the Bridge Loan financing received from a related party on April 20, 2009 and benefit realized from lower costs associated with our asset-based line of credit.

There were no residual losses associated with discontinued operations for the year ending December 31, 2009. However, net loss from discontinued operations of $1,367,531, includes the loss on disposal in 2008 of $946,790. The result was a net loss from continuing operations of $1,177,712 for the year ended December 31, 2009 compared to a net loss from operations of $1,951.234 for the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had current assets in the amount of $2,159,485, consisting primarily of accounts receivable and inventory. On the same date, we had current liabilities of $3,310,419, consisting primarily of accounts payable and a bank line of credit. Thus, as of December 31, 2009, we had a working capital deficit of $1,030,932 as compared to a working capital deficit of $979,088 at December 31, 2008. This increase in our working capital deficit during the year ended December 31, 2009 is directly related to the addition of mezzanine financing during the year, including a related party note.

The asset-based line of credit remained $2.0 million. We were not in violation of any of the financial covenants associated with the line of credit at the December 31, 2009. The available draw balance was $17,309 at December 31, 2009.

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

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

Contractual Obligations

As of December 31, 2009, we were obligated for $152,100 in future lease payments through 2011for the office and warehouse space at 5422 Carrier Drive in Orlando, Florida. The amounts due over the next two years are approximately $78,600 in 2010 and $73,500 in 2011.

Item 8.	Financial Statements

Index to Financial Statements:

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

General Automotive Company

Orlando, Florida

We have audited the accompanying consolidated balance sheet of General Automotive Company (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of General Automotive Company as of and for the year ended December 31, 2008 were audited by other auditors whose report dated April 14, 2009 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Automotive Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited working capital and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 28, 2010

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

Cross, Fernandez & Riley, LLP

Certified Public Accountants

April 14, 2009

Orlando, FL

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	Twelve months ended December 31,
	2009	2008
Assets (Note 7)

Current assets:
Cash	$3,701	$151,482
Accounts receivable, net	1,424,711	1,046,837
Inventories	224,333	785,310
Other current assets	506,740	160,711

Total current assets	2,159,485	2,144,340

Property and equipment, net (Note 5)	26,099	5,434
Other assets, net	188,434	19,526

	$2,374,018	$2,169,300

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$1,246,666	$1,884,334
Line of credit (Note 7)	1,177,686	795,785
Accrued expenses (Note 6)	299,168	283,309
Notes payable -current	6,897	—
Notes payable to related parties (Note 8)	460,000	160,000

Total current liabilities	3,190,417	3,123,428

Long term liabilities	120,002	—

Shareholders’ deficit (Note 10):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding at 2009 and 2008	—	—
Common stock; $0.001 par value; 90,000,000 shares authorized, 23,854,417 issued and outstanding at December 31, 2009 and 15,764,417 issued and outstanding at December 31, 2008	23,854	15,764
Additional paid-in capital	10,522,312	9,334,964
Accumulated deficit	(11,482,567)	(10,304,856)

Total shareholders’ deficit	(936,401)	(954,128)

	$2,374,018	$2,169,300

See accompanying notes to consolidated financial statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended December 31,
	2009	2008
Revenues	$11,487,908	$12,383,241

Costs of goods sold	10,073,108	11,226,283

Gross profit	1,414,800	1,156,958

Expenses:
Selling, general and administrative	1,923,319	2,242,885
Stock-based compensation (Note 10)	304,296	692,680

Total expenses, net	2,227,615	2,935,565

Loss from operations	(812,815)	(1,778,607)

Other income (expense):
Interest expense	(370,733)	(172,704)
Other, net	5,836	77

Total other expense, net	(364,897)	(172,627)
Net loss from continuing operations	(1,177,712)	(1,951,234)

Net loss from discontinued operations (Including loss on disposal of $946,790 in 2008)	—	(1,367,531)

Net loss	$(1,177,712)	$(3,318,765)

Loss per share (Note 11)
Basic and diluted:

Continuing operations	$(0.07)	$(0.15)

Discontinued operations	—	(0.11)

	$(0.07)	$(0.26)

Weighted average number of common shares outstanding:

Basic and diluted	17,687,494	12,816,592

See accompanying notes to consolidated financial statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2007	26,000,001	$26,000	$—	$(6,986,090)	$(6,960,090)

Cancellation of common stock	(179,040)	(179.00)	179	—	—

Reverse common stock split	(25,428,567)	(25,429)	25,429	—	—

Common stock and warrants issued in connection with the conversion of related party notes payable and accrued interest	8,052,385	8,052	6,560,779	—	6,568,831

Common stock issued in connection with the conversion of related party bridge note payable	333,333	333	294,667	—	295,000

Common stock issued in connection with reverse merger	3,919,789	3,920	(3,920)	—	—

Common stock issued in connection with stock-based compensation	112,500	112	61,013	—	61,125

Recission of common stock options issued to officers and directors	(112,500)	(112)	(61,013)	—	(61,125)

Compensatory common stock option issued to officers and directors	—	—	691,480	—	691,480

Common stock issued for services	693,000	693	302,767	—	303,460

Common stock and warrants issued in connection with private placement memorandum, net of cost	2,373,516	2,374	1,463,583	—	1,465,957

Net loss				(3,318,765)	(3,318,765)

Balance, December 31, 2008	15,764,417	15,764	9,334,964	(10,304,856)	(954,128)

Common stock issued for services	8,090,000	8,090	352,410	—	360,500

Warrants issued in connection with debt	—	—	260,642	—	260,642

Common stock options issued in connection with stock-based compensation	—	—	270,000	—	270,000

Compensatory common stock options issued to officers	—	—	300,000	—	300,000

Compensatory common stock options issued to employees	—	—	4,296	—	4,296

Net loss	—	—	—	(1,177,712)	(1,177,712)

Balance, December 31, 2009	23,854,417	$23,854	$10,522,312	$(11,482,567)	$(936,401)

See accompanying notes to consolidated financial statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,177,712)	$(3,318,765)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	14,924	8,000
Stock-based compensation	304,296	691,480
Loss from discontinued operations	—	1,367,531
Warrants issued for conversion/issuance of debt	260,642	87,000
Change in assets and liabilities from discontinued operations	—	278,506
Change in assets and liabilities of continuing operations:
Decrease (increase) in assets:
Accounts receivable	(377,874)	357,428
Inventories	560,977	243,101
Other current assets	284,471	142,749
Increase (decrease) in liabilities:
Accounts payable	(637,668)	157,339
Accrued expenses	15,859	193,644

Net cash used in operating activities	(752,085)	208,013

Cash flows from investing activities:
Purchase of property, plant and equipment	(35,589)	(11,283)
Increase in other assets	(168,908)	(13,362)

Net cash used in investing activities	(204,497)	(24,645)

Cash flows from financing activities:
Net borrowings under lines of credit	381,901	(590,443)
Borrowings on notes payable	26,900	57,500
Sale of common stock	—	1,465,957
Borrowings (payments) on notes payable to related parties	400,000	(965,500)

Net cash provided by financing activities	808,801	(32,486)

Net increase (decrease) in cash	(147,781)	150,882
Cash, beginning of year	151,482	600

Cash, end of period	$3,701	$151,482

Supplemental disclosure of cash flow information:
Interest paid	$110,090	$96,491
Supplemental schedule of noncash financing activities:
Common stock issued for conversion of debt	$—	$6,776,831
Common stock issued for services	630,500	303,460

See accompanying notes to consolidated financial statements

General Automotive Company and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Consolidated Financial Statements. The accompanying consolidated financial statements include the accounts of General Automotive Company (“the Company”) and its wholly-owned subsidiary, OE Source, LC (“OES”), (collectively, the “Company”). The net loss from discontinued operations of our wholly-owned subsidiary, Global Parts Direct, Inc. (“GPD”), which was disposed of on November 14, 2008, is included in the consolidated financial statement for the year ended December 31, 2008. All significant intercompany accounts, transactions and profits are eliminated.

Merger and Offering. As discussed further in Note 10, the Company completed a reverse merger into a publicly traded shell company on February 22, 2008 and reported the Merger and the related transactions on Form 8-K, filed February 28, 2008.

Revenue. Revenue is recognized upon shipment of products to customers.

Going Concern. The Company incurred losses of $1,177,712 and an accumulated deficit of $11,482,567 for the twelve months ended December 31, 2009. The Company’s current liabilities exceeded its current assets by $1,030,932. Additionally the Company is reporting a shareholders’ deficit of $936,401 as of December 31, 2009 as compared to a shareholders’ deficit of $954,128 as of December 31, 2008. The improvement in shareholders’ deficit reflects the sustained efforts to improve profitability through a combination of proactive purchasing strategies, supply chain management, and other operational controls. Further in its effort to eliminate current operating losses, the business plan of the Company’s new management is focused on increasing revenues through a combination of meeting the growing demand for automotive engine management replacement parts, larger scheduled customer orders, new domestic dealer and Asian product sourcing and reductions of operating expenses. New Asian suppliers are being identified and qualified to accomplish significant cost savings that will allow the Company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins.

The Company discontinued operation of its subsidiaries, Global Parts Direct, Inc. (“GPD”), by the sale of its assets which occurred on November 14, 2008 (see note 4 for further discussion of this discontinued operation). As disclosed in note 7, the Company’s current line of credit for GPD (the “GPD Line”) matured and was extended on a month to month basis through November 20, 2008. The GPD Line was repaid on October 31, 2008. To support the additional working capital needed for revenue growth in the Company’s wholly-owned subsidiary OE Source, LLC (“OES”), OES entered into a new $2.0 million line of credit on August 28, 2008 (the “OES Line”), which was guaranteed by the Company. Approximately 65% of this new OES Line was used to satisfy the balance on our existing line of credit. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations

Allowance for Uncollectable Accounts. The Company maintains current receivable amounts and regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts. This analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for uncollectable accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. At December 31, 2009, accounts receivable was net of an allowance for uncollectible accounts of $12,688 and $28,000 for the year ended December 31, 2008.

Inventories. Inventories consisting of primarily finished automotive parts are stated as the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment. Property, plant and equipment is stated at cost, less accumulated depreciation. Expenditures for additions and improvements, which extend the life of the assets, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. Gains and losses resulting from sales or retirements are recorded as incurred, at which time the cost and accumulated depreciation are removed from the accounts. Depreciation is provided using the straight-line method over the following average estimated useful lives of the assets: Electronic data processing equipment – 5 years, Furniture and Fixtures—7 years, and Automobiles-5 years.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash, accounts receivables, inventories, related party notes payable, accounts payable and accrued expenses are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s line of credit and notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. The Company does not have any Level 2 or Level 3 assets and liabilities.

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

2.	Going Concern. The Company incurred losses of $1,177,712 and an accumulated deficit of $11,482,567 for the twelve months ended December 31, 2009. The Company’s current liabilities exceeded its current assets by $1,030,932. Additionally the Company is reporting a shareholders’ deficit of $936,401 as of December 31, 2009 as compared to a shareholders’ deficit of $954,128 as of December 31, 2008. The improvement in shareholders’ deficit reflects the sustained efforts to improve profitability through a combination of proactive purchasing strategies, supply chain management, and other operational controls. Further in its effort to eliminate current operating losses, the business plan of the Company’s new management is focused on increasing revenues through a combination of meeting the growing demand for automotive engine management replacement parts, larger scheduled customer orders, new domestic dealer and Asian product sourcing and reductions of operating expenses. New Asian suppliers are being identified and qualified to accomplish significant cost savings that will allow the Company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins.

The Company discontinued operation of its subsidiaries, Global Parts Direct, Inc. (“GPD”), by the sale of its assets which occurred on November 14, 2008 (see note 4 for further discussion of this discontinued operation). As disclosed in note 7, the Company’s current line of credit for GPD (the “GPD Line”) matured and was extended on a month to month basis through November 20, 2008. The GPD Line was repaid on October 31, 2008. To support the additional working capital needed for revenue growth in the Company’s wholly-owned subsidiary OE Source, LLC (“OES”), OES entered into a new $2.0 million line of credit on August 28, 2008 (the “OES Line”), which was guaranteed by the Company. Approximately 65% of this new OES Line was used to satisfy the balance on our existing line of credit. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

3.	Acquisition Event. On May 5, 2009 the Company announced that it had signed a non-binding letter of intent to acquire privately held Europacific Parts International, Inc. (EPI) for four million restricted shares of its common stock. On May 5, 2009 the Company advanced EPI $150,000 of working capital against a $250,000 Secured Demand Promissory Note. Closing of the EPI transaction was subject to completion of due diligence and other considerations. On May 15, 2009 the Company announced the termination of the non-binding letter of intent to acquire Europacific Parts International. The $150,000 advance is refundable and is recorded in other assets, net on the consolidated balance sheets at December 31, 2009.

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

5.	Property, Plant, and Equipment. Property, plant and equipment consist of the following:

December 31,	2009	2008
Electronic data processing equipment	$21,617	$21,617
Furniture and fixtures	21,796	21,796

Automobiles	35,590	—

	79,003	43,413
Less: accumulated depreciation	(52,904)	(37,979)

	$26,099	$5,434

For the years ended December 31, 2009 and 2008, depreciation expense totaled approximately $14,924 and $8,000, respectively.

6.	Accrued Expenses. Accrued expenses consist of the following:

December 31,	2009	2008
Interest	$5,000	$—
Other	294,168	283,309

	$299,168	$283,309

7.	Line of credit. On August 28, 2008 the Company’s wholly-owned subsidiary, OES, entered into a new $2.0 million line of credit (“OES Line”). The OES Line carries an interest rate of prime plus 1.0% (4.25% at December 31, 2009). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line is a note payable on demand and is subject to certain financial covenant ratios and was guaranteed by the Company. At December 31, 2009, the outstanding balance of the OES Line was $1,177,686. Draws under the line are limited to 85% of eligible accounts receivable and 50% of inventory. As of December 31, 2009, $17,309 was available under the line. The Company was not in violation of one of the covenants associated with the line as of December 31, 2009.

8.	Notes Payable to Related Parties. Notes payable consist of amended loans made to the Company from a group of related parties whom are stockholders of the Company. The terms of these notes are as follows:

December 31,	2009	2008
Unsecured notes payable, due December 1, 2008 with various rates from 7% to 20%	$460,000	$160,000

Total	$460,000	$160,000

The Company has one remaining note issued in associated with the acquisition of OE Source, LC to a related party. The Company disburses a monthly interest-only payment. The principal of the note, $160,000 remains past due as of December 31, 2009. On April 20, 2009 the Company secured a $300,000 loan from a related party. The principal was due and payable in full on May 5, 2009. The principal amount remains outstanding as of December 31, 2009 and accrues interest at an annual rate of 20% that is calculated based upon a 360-day year. As of December 31, 2009 interest in the amount of $41,667 has been recorded associated with the outstanding principal of the loan referenced above.

9.	Income Taxes. The components of deferred tax assets consist of the following:

December 31,	2009	2008
Deferred tax assets:
Stock based compensation	$300,000	$260,000
Other items		23,000

Net operating loss carryforward	3,179,000	2,951,000

Gross deferred tax assets	3,479,000	3,234,000
Valuation allowance	(3,479,000)	(3,234,000)

Net deferred tax asset	$—	$—

Deferred tax assets resulting from the net operating loss carry forwards and the tax effects of the carrying value of assets for tax and financial reporting differences have been offset by a valuation allowance as it is more likely than not that some portion or all of the deferred tax asset will not be utilized. The valuation allowance increased by $245,000 and $1,198,000 for during the years ended 2009 and 2008.

As of December 31, 2009, the Company has a net operating loss carry-forward of approximately $8,448,000 that expires at various dates through 2029. As a result of the Company’s merger in February 2008, the use of the net operating loss carry-forward may be limited under section 382 of the Internal Revenue Code.

10.	Common Stock and Equity Securities. On February 22, 2008, Global Automotive Supply, Inc. (“GAS”), merged with and into Utility Investment Recovery, Inc. (“UIR”), a public shell company. In connection with the Merger, UIR was the surviving corporation although GAS was the surviving operating entity. As a result of the Merger, UIR changed its name to General Automotive Company. The stockholders of GAS received the right to receive two (2) shares of the Company’s common stock for each ninety-one (91) issued and outstanding shares of GAS common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of GAS, including 333,333 shares issued in connection with the conversion of a bridge loan, and 7,423,814 shares in connection with the conversion of related parties notes payable and accrued interest, the former shareholders of GAS received 8,778,112 shares of the Company’s common stock. Such holdings represent 36.80% of the outstanding common stock as of December 31, 2009.

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

During the twelve months ended December 31, 2008 the Company issued a total of 2,355,334 shares of common stock and 1,177,677 warrants to investors for net proceeds of $1,456,757 as a result of its private offerings which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. Each warrant has a strike price of $2.00 per common share and will expire three years from the date of issuance. The warrants also have a call feature, by which we can compel holders of the warrants to either exercise or surrender their warrants if our common stock trades at or above $3.50 for twenty (20) consecutive trading days. On July 30, 2008, the Company completed and closed an offering as reported on Form 8-K filed August 6, 2008. Pursuant to the Registration Rights Agreement executed in connection with this private placement, the Company was required to file a Registration Statement within 90 days of the closing date of the of the offering. The Company did not file this Registration Statement, and pursuant to the Registration Rights Agreement, the Company is required to pay to the stockholders party thereto liquidated damages in an amount equal to 0.5% of the stockholders’ investment, payable in cash or common stock valued at the original purchase price for the common stock, at the discretion of the Company, up to a maximum of 6% of the stockholders’ investment, for each month the Company continues to be in violation of this provision. As of December 31, 2009 the Company has not filed the Registration Statement and will be required to pay the penalty which has reached $87,822.

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

Stock-Based Compensation.

During the twelve months ended December 31, 2009, the Company granted 15,115,000 options to purchase stock of the company. As disclosed in an Form 8K, filed on November 4, 2009, the Company granted the president and CEO 10,000,000 options to purchase stock of the Company at a strike price of $.04 per share over a five year period. The Chief Financial Officer was granted the option to purchase stock of the Company at a strike price of $.04 per share over a five year period. The Chief Operating Officer was granted the option to purchase stock of the Company over a five year period at a strike price of $.04 per share. The total of options granted to officers of the Company was 15,000,000 shares and were fully vested at the grant date. In accordance with FAS 123R “Accounting for Stock-Based Compensation – Revised” the company calculated the fair value of these options at grant date. Based on the circumstances of the Company at the time, a volatility rate of 146% and a risk free interest rate of 2.71% was used in the Black-Scholes model to compute a fair value of $300,000 for these options. An additional 115,000 options to purchase stock of the Company were issued in December 2009 to employees as an employment incentive. These shares were fully issued at the grant date and were issued at an exercise price of 10 day moving market average per share over a five year period.

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

On November 3, 2008 the Company’s president, as stated above, along with other officers and directors were granted options to purchase stock of the Company. These options were for a total of 2,950,000 shares at a strike price of $0.385 per share over a three year period. The options were fully vested at grant date. In accordance with FAS 123R “Accounting for Stock-Based Compensation – Revised” the company calculated the fair value of these options at grant date. Based on the circumstances of the Company at the time, a volatility rate of 113% and a risk free interest rate of 2.71% was used in the Black-Scholes model to compute a fair value of $691,480 for these options. This value was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations during the final quarter of the year ended December 31, 2008.

Stock Warrants and Options. As of December 31, 2009, there were outstanding warrants, consultant options and officer and director options for the purchase of 21,262,451 shares, with a weighted average strike price of $0.27.

The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 90%, 129%, 113%, and 146% volatility, risk-free interest rates of 3.34% to 1.55% and expected lives of 3 and 5 years.

Stock and options issued for services. During the twelve months ended December 31, 2009 the Company issued 8,090,000 shares of common stock in connection with marketing and financial consulting services which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. These services are to be performed over various terms ranging from one to twelve months and have been valued at a total of $360,500 representing the quoted market price of the Company’s common stock on the date of the grant. The Company granted 13,500,000 options to purchase stock of the Company at a strike price of $.04 per share over a three year period. These service are to be performed over a three year period and have been valued at $270,000. At December 31, 2009, a $521,667 is included in other current assets and $68,333 was charged to SG&A expense for the twelve months ended December 31, 2009 for marketing and financial consulting services.

11.	Loss per Common Share. Common share equivalents of 5,753,284 and 5,122,451 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the years ended December 31, 2009 and December 31, 2008, respectively, as their effect would have been anti-dilutive.

12.	Joint Venture. On July 22, 2008, as reported on Form 8-K filed, July 25, 2008, the Company and SenCer Inc., a New York corporation (“SenCer”), formed General Automotive Advanced Technology Group, LLC (the “Joint Venture”). In connection therewith, the Company and SenCer entered into an Operating Agreement which sets forth the regulations, terms and conditions under which the Joint Venture will be operated.

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

Effective December 7, 2009, the Company revised the Joint Venture agreement with SenCer. Formerly known as Advanced Technology Group, LLC., the Company shall now hold a 33.3% membership interest in the Joint Venture. SenCer shall initially hold 33.3% membership interest in the Joint Venture. The remaining 33.34% membership interest will be part of an initial public offering. The Company is in the process of determining whether consolidating the joint venture is necessary; however as of December 31, 2009 there was no activity in the Joint Venture to consolidate.

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

Rent expense incurred under operating leases amounted to approximately $85,709 and $169,000 for the years ended December 31, 2009 and 2008, respectively.

Litigation – In the ordinary course of business, the Company is subject to certain litigation. In the opinion of management, such litigation will not have a significant adverse effect on the financial position of the Company.

14.	Concentrations. The Company sells the majority of its products to two customers. During the year ended December 31, 2009, sales to these two customers were approximately 65%, and 31% of total revenues. During the year ended December 31, 2008, sales to these two customers accounted for approximately 64% and 34% of total revenues.

The Company purchases the majority of its products from two vendors. During the year ended December 31, 2009, purchases from these two suppliers were approximately 44% and 24% of total purchases, and during the year ended December 31, 2008, purchases from two suppliers were approximately 46% and 23% of total purchases.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on Form 8K filed January 12, 2010, Cross, Fernandez & Riley, L.L.P, the independent registered public accounting firm who had been engaged as the principal accountant to audit the Company’s financial statements, ceased their client-auditor relationship effective January 5, 2010. Cross, Fernandez and Riley, LLP declined to stand for re-election as principal auditors of the Registrant’s financial statements.

The Cross, Fernandez and Riley, LLP Firm reports on the Registrant’s financial statements for the fiscal years ended December 31, 2007 and 2008 did not contain adverse opinions or disclaimers of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle, except as follows:

The audit reports for the years ended December 31, 2007 and December 31, 2008 contain an uncertainty about the Registrant’s ability to continue as a going concern.

During the year ended December 31, 2009 and through January 5, 2010, there have been no disagreements with Cross, Fernandez and Riley, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Cross, Fernandez & Riley, LLP, would have caused it to make a reference to the subject matter of the disagreements in its reports on the Registrant’s financial statements for such yeas. During the year ended December 31, 2009 through January 5, 2010, there were no “reportable events”, as described in Item 304(a)(1)(v) of Regulation S-K.

By action of the Company’s Audit Committee on January 29, 2010, of the Company approved the engagement of Silberstein Ungar, PLLC, as the new independent registered public accounting firm. During the two fiscal year periods ended December 31, 2008 and 2009 and subsequent interim periods until the engagement of Silberstein Ungar, PLLC, neither the Company, nor anyone on its behalf, consulted with Silberstein Ungar, PLLC on any matters described in Item 304(a)(2) of Regulation S-K. Silberstein Ungar, PLLC was engaged by the Registrant on February 9, 2010.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, we determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting.

The recommendations to remediate deficiencies as reported in our 2007 Form 10-KSB, Item 8A, Management’s Annual Report on Internal Control Over Financial Reporting, filed on April 14, 2008, and the actions taken in the twelve month period ended December 31, 2009 are as follows:

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

3. Create and implement written accounting policies and procedures and written authority and approval policies and procedures for the transactions of the Company. Limited written policies are in place as of December 31, 2009. It is our plan to have these in place before the end of the current fiscal year.

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

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages as of March 26, 2010 and their positions.

Name	Age	Office(s) Held
Dan Valladao	46	President, CEO, and Director
Shawn Powell Joseph	44	Chief Financial Officer
Tim Alford	49	Chief Operating Officer and Director
Kenneth Adams	64	Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Dan Valladao is our President and Chief Executive Officer, as well as Chairman of our Board of Directors. Mr. Valladao is one of our founders and has over 25 years of automotive experience, including retail, wholesale, and OEM sales channels. Mr. Valladao was named President and Chief Executive Officer of the Company in October 2009 after having serviced as the Vice President of Business Development and Director. Prior to co-founding General Automotive Company, Mr. Valladao served for five years as Vice President of Sales and Marketing for APS International, a global manufacturer and distributor of automotive products. He was previously responsible for sales to OEM companies such as Ford, GM, Chrysler, Honda, and Toyota for HSG Corporation, a large manufacturer’s representatives firm. In 1988, Mr. Valladao served as Executive Vice President to Mobile Living Corporation, a retailer of vehicle accessories, building the company into a multi-store chain with sales in excess of $20 million within five years.

Shawn Powell Joseph is our Chief Financial Officer. Ms. Powell Joseph is an accomplished accounting and information systems chief with diverse industry experience and a proven track record in strategic planning and analysis, audit, financial reporting and compliance, and budgeting and forecasting at the corporate and subsidiary levels. Experienced in internal controls, inventory control, treasury support, international accounting and international financial reporting standards, Ms. Powell Joseph brings a strong background in divestitures, acquisitions, and integration planning to the Company. Prior to being named Chief Financial Officer of the Company in October 2009, Ms. Powell Joseph served the Company in the capacity of Chief Accounting Officer. Ms. Powell Joseph has significant experience as a Business Process Strategist and Business Development Manager. She served from as an Auditor for Touché Ross & Company from 1987-1989 and as a Corporate Planning Analyst from 1989-1992 with TransOhio Savings Bank. From 1989-2006 she served as Principal Consultant with a private accounting and information system consulting firm. Prior to joining General Automotive as Corporate Controller in 2008, Ms. Powell Joseph served as a Project Consultant for Resources Global Professionals, a NYSE listed consulting firm. Having earned her Bachelor of Science degree in accounting from Southern University, Ms. Powell Joseph also earned a Master of Business Administration-Global Management degree from the University of Phoenix in 2007. She is currently completing a doctorate of management degree with a concentration in information systems and technology.

Tim Alford is the Chief Operating Officer, as well as a member of the board of directors and the President of OE Source L.C., a Florida limited liability company, our wholly-owned subsidiary. Mr. Alford has over 25 years in sales and marketing with both OEM and global distribution channels. He joined General Automotive as OE Source in 2004. Mr. Alford was named to the Chief Operating Officer’s post in October 2009. Prior to joining General Automotive Mr. Alford served as Operations and Marketing Manager for multi-million dollar global electronics distributors such as Arrow Electronics (2000-2004), Future Electronics (1997-2000), and Migray Electronics (1991-1997). He also served as Regional Director of Sales for AVX Corporation, a NYSE-listed OEM manufacturer with 20 facilities in 12 countries, from 1979-1984 and 1987-1991. His primary responsibilities were to provide management direction relating to all aspects of product procurement and inventory control. In addition, he provided sales and product expertise to customers and sales force.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dan Valladao, President, CEO, Director	2009	124,616	1,000	200,000	—	—	325,616
	2008	120,000	—	93,760	—	—	213,760

Shawn Powell Joseph CFO	2009	67,500	2,500	40,000	—	—	110,000
	2008	24,796	—	—	—	—	24,796

Tim Alford, COO, Director	2009	122,534	1,000	60,000	—	—	183,534
	2008	117,565	—	93,760	—	—	211,325

Kenneth Adams, Director	2009	—	—		—	1,500	1,500
	2008	—	—	93,760	—	—	93,760

Joe DeFrancisci Former President, CEO, Director	2009	152,308	—		—	22,500	174,808
	2008	180,976	—	269,560	20,793	—	471,329

Harry Christenson, Former CFO	2009	37,798	—	—	—	—	37,798
	2008	141,346	—	140,640	—	—	281,986

Narrative Disclosure to the Summary Compensation Table

The Company has employment contracts Mr. Valladao, Ms. Powell Joseph and Mr. Alford. We have no written employment contract with our director. We have an employment agreement in place with Mr. Valladao that retains him through December 31, 2012. Effective October 30, 2009, this agreement provides a starting base salary of $120,000 per year. Mr. Valladao is eligible to receive cash bonuses at the discretion of the board of directors. The Company granted options to purchase 10,000,000 shares of Company stock. We also provide Mr. Valladao with a housing allowance and health insurance.

We have an employment agreement in place with Ms. Powell Joseph that retains her through December 31, 2012. Effective October 30, 2011, this agreement provides a starting salary of $65,000 per year. Ms. Powell Joseph is eligible to receive cash bonuses at the discretion of the board of directors. The Company granted options to purchase 2,000,000 shares of Company stock. We have also provided Ms. Powell Joseph with health insurance.

We have an employment agreement in place with Mr. Alford that retains him as our Chief Operating Officer through December 31, 2012. Mr. Alford will receive a base salary of $112,000 per year. The Company granted options to purchase 3,000,0000 shares of Company stock. We have also provided Mr. Alford with health insurance.

Stock Option Grants

On October 30, 2009, the board of directors granted options to purchase Company stock to the following officers:

Dan Valladao	10,000,000
Tim Alford	3,000,000
Shawn Powell Joseph	2,000,000

The fully vested options were granted at $ 0.04 per share, equal to the market price at that date, and expire after three years.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Dan Valladao, DeFrancisci, President, CEO Director	Shawn Powell Joseph, CFO	Tim Alford, COO, Director	Kenneth Adams Director	Dan Valladao, VP, Director	Tim Alford, President OES Director	Joe DeFrancisci, Former President, CEO Director	Harry Christenson, Former CFO
OPTION AWARDS
Number of Securities Underlying
Unexercised Options
(#) Exercisable	10,000,000	2,000,000	300,000	400,000	400,000	400,000	1,150,000	600,000
Number of Securities Underlying
Unexercised Options
(#) Unexercisable	0	0	0	0	0	0	0	0
Equity Incentive Plan Awards:
Number of Securities Underlying
Unexercised Unearned Options (#)	0	0	0	0	0	0	0	0
Option Exercise Price	$0.04	$0.04	$0.04	$0.385	$0.385	$0.385	$0.385	$0.385
Option Expiration	10/30/2012	10/30/2012	10/30/2012	11/3/2011	11/3/2011	11/3/2011	11/3/2011	11/3/2011

STOCK AWARDS
Number of Shares or Units that
Have Not Vested (#)	0	0	0	0	0	0	0	0
Market Value of Shares or Units
That Have Not Vested ($)	0	0	0	0	0	0	0	0
Equity Incentive Plan Awards:
Number of Unearned Shares, Units or
Other Rights that Have Not Vested (#)	0	0	0	0	0	0	0	0
Equity Incentive Plan Awards:
Value of Unearned Shares, Units or
Other Rights that Have Not Vested ($)	0	0	0	0	0	0	0	0

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dan Valladao President, CEO, Director	—	—	—	—	—	—	—

Tim Alford, COO, VP, Director	—	—	—	—	—	—	—

Kenneth Adams, Director	—	1,500	—	—	—	—	1,500

Narrative Disclosure to the Director Compensation Table

Commencing during the fourth quarter of 2009, we initiated the payment of cash compensation to our independent director Kenneth Adams. These options were valued at their fair value as promulgated in SFAS No.123 as revised.

Employment Agreements

We have an employment agreement in place with Mr. Valladao that retains him through December 31, 2012. Effective October 30, 2009, this agreement provides a starting base salary of $120,000 per year. Mr. Valladao is eligible to receive cash bonuses at the discretion of the board of directors. The Company granted options to purchase 10,000,000 shares of Company stock. We also provide Mr. Valladao with a housing allowance and health insurance.

We have an employment agreement in place with Ms. Powell Joseph that retains her through December 31, 2012. Effective October 30, 2011, this agreement provides a starting salary of $65,000 per year. Ms. Powell Joseph is eligible to receive cash bonuses at the discretion of the board of directors. The Company granted options to purchase 2,000,000 shares of Company stock. We have also provided Ms. Powell Joseph with health insurance.

We have an employment agreement in place with Mr. Alford that retains him as our Chief Operating Officer through December 31, 2012. Mr. Alford will receive a base salary of $112,000 per year. The Company granted options to purchase 3,000,000 shares of Company stock. We have also provided Mr. Alford with health insurance.

Stock Option Plans

We did not have a stock option plan in place as of December 31, 2009.

On October 30, 2009, the board of directors granted 15,000,000 options to officers to purchase shares of Company stock on a discretionary basis. These options were valued at their fair value as promulgated in SFAS No.123 as revised.

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

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 23,847,417 Shares of Common Stock issued and outstanding and 5,573,284 Warrants and Options issued, outstanding and exercisable within 60 days as of December 31, 2009. Addresses for all of the individuals listed in the table below are c/o General Automotive Company, 5422 Carrier Drive, Suite 309, Orlando, FL 32819.

Title of class	Name and address of beneficial owner (2)	Amount of beneficial ownership (1)	Percent of class
Current Executive Officers & Directors:
Common	Dan Valladao	2,715,751 Shares	9.23%
Common	Tim Alford	703,560 Shares	2.39%
Common	Kenneth Adams	400,000 Shares	1.35%
Total of All Current Directors and Officer:		3,819,311 Shares	12.98%
More than 5% Beneficial Owners
Common	Douglas J. Nagel, Trustee of the Douglas J. Nagel Revocable Trust	4,872,323 Shares	16.56%

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

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$35,218	$36,321	$0	$0
2008	$77,000	$33,600	$1,680	$0

Item 15.	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Automotive Company

By:	/s/ Dan Valladao
Dan Valladao Chief Executive Officer
April 14, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Shawn Powell Joseph
Shawn Powell Joseph Chief Financial Officer
April 14, 2010