Form 10-Q
period 2010-03-31
GENERAL AUTOMOTIVE CO
filed 2010-05-17
CIK 1376668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,854,417 common shares as of May 14, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$137,723	$3,701
Accounts receivable, net	1,630,670	1,424,711
Inventories	470,381	224,333
Other current assets	260,874	506,740

Total current assets	2,499,648	2,159,486
Property and equipment, net	24,320	26,099
Other assets, net	187,183	188,434

	$2,711,151	$2,374,019

Liabilities and Shareholders’ Deficit
Liabilities
Current liabilities:
Accounts payable	$1,673,023	$1,246,666
Line of credit	1,084,955	1,177,686
Accrued expenses	413,546	299,168
Notes payable	325,274	126,900
Notes payable to related parties	410,000	460,000

Total current liabilities	3,906,798	3,310,419

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—

Common stock; $0.001 par value; 90,000,000 shares authorized, 23,854,417 issued and outstanding at March 31, 2010 and 23,854,417 issued and outstanding at December 31, 2009	23,854	23,854
Additional paid-in capital	10,525,493	10,522,312
Accumulated deficit	(11,744,994)	(11,482,567)

Total shareholders’ deficit	(1,195,647)	(936,401)

	$2,711,151	$2,374,018

See accompanying notes to consolidated financial statements

ITEM 1.    Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2010	2009
Revenues	$2,530,584	$3,082,866
Costs of goods sold	2,270,161	2,652,543

Gross profit	260,423	430,323

Expenses:
Selling, general and administrative	484,464	501,842
Stock-based compensation	2,538	—

Total expenses, net	487,002	501,842

Loss from operations	(226,579)	(71,519)
Other income (expense):
Interest expense	(35,627)	(16,026)
Other, net	—	—

Total other expense, net	(35,627)	(16,026)
Net loss from continuing operations	(262,206)	(87,545)
Net loss from discontinued operations (Including loss on disposal of $946,790 in 2008)	—	—

Net loss	$(262,206)	$(87,545)

Loss per share
Basic and diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	—	—

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	23,854,417	15,755,107

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(262,206)	$(87,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,779	2,000
Stock-based compensation	2,960	—
Loss from discontinued operations	—	—
Warrants issued for conversion/issuance of debt	—	—
Change in assets and liabilities from discontinued operations	—	—
Change in assets and liabilities of continuing operations:
Decrease (increase) in assets:
Accounts receivable	(205,959)	(434,738)
Inventories	(246,048)	63,388
Other current assets	245,866	78,604
Increase (decrease) in liabilities:
Accounts payable	426,358	(88,242)
Accrued expenses	114,380	46,834

Decrease in other assets	77,130	(419,699)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—
Increase in other assets	1,251	1,279

Net cash provided by investing activates	1,251	1,279

Cash flows from financing activities:
Net borrowings under lines of credit	(92,731)	271,802
Borrowings on notes payable	248,372	—
Sale of common stock	—	—
Borrowings (payments) on notes payable to related parties	(100,000)	—

Net cash provided by financing activities	55,641	271,802

Net increase (decrease) in cash	134,022	(146,618)
Cash, beginning of year	3,701	151,482

Cash, end of period	$137,723	$4,864

Supplemental disclosure of cash flow information:
Interest paid	$34,984	$16,026
Supplemental schedule of noncash financing activities:
Common stock issued for conversion of debt	$—	$—
Common stock issued for services	—	40,500

See accompanying notes to consolidated financial statements

ITEM 1.    Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2009	23,854,417	$23,854	$10,522,312	$(11,482,567)	$(936,402)
Compensatory common stock options issued to employees	—	—	3,181	—	3,181
Net loss				$(262,206)	$(262,206)

Balance, March 31, 2010	23,854,417	$23,854	$10,525,493	$(11,744,994)	$(1,195,647)

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Consolidated Financial Statements. In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of General Automotive Company and its subsidiary (collectively, the “Company”) at March 31, 2010 and December 31, 2009 and the results of its (i) operations for the three month periods ended March 31, 2010 and 2009 and (ii) cash flows for the three month periods ended March 31, 2010 and 2009. The financial information included herein is taken from the books and records of the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

Merger and Offering. The Company completed a reverse merger into a publicly traded shell company on February 22, 2008 (the “Merger”) and reported the Merger and the related transactions on a current report on Form 8-K, filed February 28, 2008.

Going Concern. The Company incurred losses in the current quarter of $262,206 and has an accumulated deficit of $11,744,994 at March 31, 2010. The Company’s current liabilities exceeded its current assets by $1,088,583 as of March 31, 2010. Additionally the Company is reporting a shareholders’ deficit of $1,195,647 as of March 31, 2010 as compared to a shareholders’ deficit of $936,401 at December 31, 2009. The Company attributes this deterioration substantially due a combination of both mid-quarter adjustments to larger scheduled customer orders and Asian product supply-chain sourcing and restructuring. New Asian suppliers are being identified and qualified to accomplish significant cost savings that is allowing the Company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins. Additionally the Company decided to eliminate the continuing losses from one of its subsidiaries, Global Parts Direct, Inc. (“GPD”), by the sale of its assets which occurred on November 14, 2008. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

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

Subsequent Events. In May 2009, the FASB established general accounting standards and disclosure for subsequent events. The Company adopted ASC 855, Subsequent Events (formerly referenced as SFAS No. 165, Subsequent events) (“ASC 855”), during the third quarter ended September 30, 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued on May 17, 2010.

Financial instruments. During the first quarter of fiscal 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly referenced as SFAS No. 157, Fair Value Measurements) to value its financial assets and liabilities. The adoption of ASC 820 did not have a significant impact on the Company’s results of operations, financial position or cash flows. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price). ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash, accounts receivables, inventories, related party notes payable, accounts payable and accrued expenses are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s line of credit and notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. The Company does not have any Level 2 or Level 3 assets and liabilities.

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

Recent accounting pronouncements.

In December 2007, the FASB issued Statement 141R, “Business Combinations” (SFAS 141R-ASC 805-10), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141R (ASC 805-10) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company believes that adoption of the FAS 141R (ASC 805-10) will have an effect on our operating results with respect to future acquisitions, if any.

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements. SFAS 157 is now ASC 820-10.

2	Discontinued Operations. During the third quarter of 2008, the board of directors decided to discontinue the operations of GPD and sell selected assets of this operation. A continuing reduction in the demand for the type of electronic products that were provided by GPD during the prior year combined with customer pricing pressures and the inability to source low product quantities at favorable pricing resulted in this decision. The sale of selected assets of GPD was consummated on November 14, 2008, fundamentally at liquidation value resulting in a loss on disposal of $946,790 during the year ended December 31, 2008. The consolidated statement of operations for all prior periods has been reclassified to reflect the results of operations of this divested business as a discontinued operation.

3.	Loss per Common Share. Common share equivalents of 21,262,451 at March 31, 2010 and 5,122,451 at March 31, 2009 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three month period ended March 31, 2010 and March 31, 2009 as their effect would have been anti-dilutive.

4.	Debt. The Company’s wholly owned subsidiary, OES, operates under a revolving line of credit with a bank. The maximum borrowing under this OES Line is $2,000,000 and carries an interest rate of prime plus 1.0% (3.25% at March 31, 2010). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line is a note payable on demand, is subject to certain financial covenant ratios and was guaranteed by the Company. At March 31, 2010, the Company was not in default of the covenants agreements associated with the line of credit. At March 31, 2010, the outstanding balance of the OES Line was $1,084,955. Draws under these lines are limited to 85% of eligible accounts receivable and 50% of inventory.

On April 20, 2009 the Company secured a $300,000 loan from a related party. The principal was due and payable in full on May 5, 2009. As of March 31, 2010 $150,000 of the principal amount remains outstanding and accrues interest at an annual rate of 20% that is calculated based upon a 360-day year. Interest associated with this loan from a related party in the amount of $9,667 has been recorded as of March 31, 2010.

During the quarter ended March 31, 2010, the Company entered into unsecured promissory note agreements with 8 individuals, in principal amounts ranging from $10,000 - $50,000, that bear an annual interest rate of 12%, and require monthly payments of interest only totaling $2,000. Each promissory note matures in 24 month from the date of inception at which time the principal of the note is due and payable in full.

On February 8, 2010 the Company secured a $100,000 loan from a related party. The principal is due and payable in full on February 7, 2011. The principal accrues interest at an annual rate of 10% that is calculated based upon a 360-day year. Interest accrued and paid monthly. As of March 31, 2010 interest in the amount of $1,389 has been recorded.

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

In addition to the warrants described above, during the year ended December 31, 2007 the Company also granted a lender warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of three years. This warrant also contains a “cashless” exercise provisions under which the holder of the warrant can exercise it using shares of the Company’s common stock. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” (ASC 815-40) and the terms of the lender warrants, the fair value of these warrants was accounted for as a liability, with an offsetting reduction to the carrying value of the Company’s common stock. The warrant liability will be reclassified to equity upon exercise or expiration of the related warrants. The fair value of the lender warrants on the grant date was estimated at $16,800. On March 31, 2009, the fair value of the warrants was re-measured and estimated at $5,400. The increase of $4,200 was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations during the three months ended March 31, 2009.

Stock-Based Compensation. During the twelve months ended December 31, 2009, the Company granted 15,115,000 options to purchase stock of the company. As disclosed in an Form 8K, filed on November 4, 2009, the Company granted the president and CEO 10,000,000 options to purchase stock of the Company at a strike price of $.04 per share over a five year period. The Chief Financial Officer was granted the option to purchase stock of the Company at a strike price of $.04 per share over a five year period. The Chief Operating Officer was granted the option to purchase stock of the Company over a five year period at a strike price of $.04 per share. The total of options granted to officers of the Company was 15,000,000 shares and were fully vested at the grant date. In accordance with FAS 123R “Accounting for Stock-Based Compensation – Revised” (ASC 718-10 and ASC 505-50) the company calculated the fair value of these options at grant date. Based on the circumstances of the Company at the time, a volatility rate of 146% and a risk free interest rate of 2.71% was used in the Black-Scholes model to compute a fair value of $300,000 for these options. An additional 115,000 options to purchase stock of the Company were issued in December 2009 to employees as an employment incentive. These shares were fully issued at the grant date and were issued at an exercise price of 10 day moving market average per share over a five year period.

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

Stock Warrants and Options.

As of March 31, 2010, there were outstanding warrants, consultant options and officer and director options for the purchase of 21,262,451 shares, with a weighted average strike price of $0.27 per share. The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 90%, 129%, 113%, and 146% volatility, risk-free interest rates of 3.34% to 1.55% and expected lives of 3 and 5 years.

Stock and options issued for services. During the three months ended March 31, 2009 the Company issued 90,000 shares of common stock in connection with investor relations and financial consulting services which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. These services are to be performed over various terms ranging from one to six months and have been valued at a total of $40,500 representing the quoted market price of the Company’s common stock on the date of the grant. $16,500 was expensed during the current quarter. The remaining $24,000 is included in other current assets on the consolidated balance sheet at March 31, 2009 and is being expensed over the remaining service period of four months.

During the twelve months ended December 31, 2009 the Company issued 8,090,000 shares of common stock in connection with marketing and financial consulting services which were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. These services are to be performed over various terms ranging from one to twelve months and have been valued at a total of $360,500 representing the quoted market price of the Company’s common stock on the date of the grant. The Company granted 13,500,000 options to purchase stock of the Company at a strike price of $.04 per share over a three year period. These services are to be performed over a three year period and have been valued at $270,000. At March 31, 2010, $419,167 is included in other current assets and $82,500 was charged to SG&A expense for the three months ended March 31, 2010 for marketing and financial consulting services.

There was no additional stock, stock options or warrants issued for services for the three months ended March 31, 2010.

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

Effective December 7, 2009, the Company revised the Joint Venture agreement with SenCer. Formerly known as Advanced Technology Group, LLC., the Company shall now hold a 33.3% membership interest in the Joint Venture. SenCer shall initially hold 33.3% membership interest in the Joint Venture. The remaining 33.34% membership interest will be part of an initial public offering. The Company is in the process of determining whether consolidating the joint venture is necessary; however as of March 31, 2010 there was no activity in the Joint Venture to consolidate.

7.	Acquisition Event. On February 5, 2010 the Company announced that it had signed an agreement to acquire privately held S.P.E.C., Inc. based in Birmingham, AL (SPEC) for 750,000 restricted shares of its common stock plus $2,065,000 cash. Closing of the SPEC transaction is subject to completion of due diligence and other considerations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

We generated $2,530,584 in revenues from operations during the three months ended March 31, 2010, compared to $3,082,866 during the three months ended March 31, 2009. The decrease of $552,282 (17.91%) in revenues was due to a the significant restricting of the order delivery schedule from a major customer during January and February of 2010. Orders from this customer returned to historical levels in March 2010.

Our cost of goods sold during the three months ended March 31, 2010 was $2,270,161 compared to $2,652,543 for the three months ended March 31, 2009. The decrease in revenue combined with more effective product sources strategies have resulted in the total decrease in cost of goods sold of $382,382. Our aggregate decrease in gross profit was $169,900 in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Our gross profit margin was 10.29% for the three months ended March 31, 2010 compared to 13.96% for the same period of 2009. Our more effective purchasing practices were responsible for the higher gross profit margin in the three months ended March 31, 2009. Currently, OES is continuing its program to increase the number of domestic and international sources for its products.

Our selling, general and administrative expenses were $17,378 lower for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease in expenses was due primarily to cost containment initiatives that were implemented in 2009 allowing better overall efficiency in the operations during the quarter ended March 31, 2010. Additionally there were reductions in executive costs of approximately $100,000 offset by an increase in marketing, consulting, and commission fees associated with financing agreements of approximately $70,000. There were no recorded non-registration penalties on common stock sales during 2008 for the three months ended March 31, 2010 compared with the approximately $27,000 accumulated for the quarter ended March 31, 2009. There stock based compensation awards during the three months ended March 31, 2010 were minimal, $2,538, and were a result of amortized vesting of the employee options granted in December 2009.

Interest expense in the three months ended March 31, 2010 is approximately $19,601 more that the three months ended March 31, 2009. The increased interest expense reflects the addition of new mezzanine financing agreements executed in the first quarter ended March 31, 2010.

The Company has active programs to increase revenues and reduce costs for the remainder of fiscal 2010. We intend to further increase our margins by enhancing our sourcing efforts in Asia during the remainder of 2010. Additionally public company costs continue to be monitored and where possible either eliminated to reduce these expenses.

During the three months ended March 31, 2010 we recorded a net loss of $262,206, an increase of $174,661 compared to a loss of $87,545 for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had current assets in the amount of $2,499,648, consisting primarily of, accounts receivable, and inventory. On the same date, we had current liabilities of $3,906,798, consisting mostly of accounts payable and a line of credit. Thus, as of March 31, 2010, we had a working capital deficit of $1,195,647 as compared to a working capital deficit of $936,401 at December 31, 2009. This increase in our working capital deficit during the three months ended March 31, 2010 is directly related to the decrease in revenue during the period.

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

The Company’s significant accounting policies are described in note 1 of our financial statements herein and Note 1 of our Form 10-K for the year ended December 31, 2009. The methodology for its estimates and assumptions are as follows:

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46r,” (SFAS 167 and ASC 810-10). SFAS 167 (ASC 810-10) amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51,” (FIN 46r) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 (ASC 810-10) became effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 (ASC 810-10) on the financial statements.

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2010, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended December 31, 2009.

During the fiscal quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2009, have not been fully remediated. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

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

GENERAL AUTOMOTIVE COMPANY

By:	/s/ Dan Valladao
Dan Valladao
Chief Executive Officer
May 17, 2010

By:	/s/ Shawn Powell Joseph
Shawn Powell Joseph
Chief Financial Officer
May 17, 2010