Form 10-K/A
period 2009-12-31
GENERAL AUTOMOTIVE CO
filed 2010-06-22
CIK 1376668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) of General Automotive Company (“the Company”) amends the Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 2009, originally filed on April 15, 2010 (the “Original Filing”).

This Amendment No. 1 is being filed to provide additional Management Discussion and Analysis of Operation regarding Liquidity and Capital Recourses – page 5 of the Original Filing. This Amendment also includes expanded disclosure of the basis for valuation of Note 10: Stock Warrants and Options - page 18 of the Original Filing.

Except as described in this explanatory note, no other information in the Original Filing is being modified or amended by this Amendment No. 1 and this Amendment No. 1 does not otherwise reflect events occurring after April 15, 2010, which is the filing date of the Original Form 10K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Registrant’s other filings with the SEC.

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

Our ongoing operations consumed more cash than they generated in 2009. As of December 31, 2009, we expect that the cash flows derived from our existing ongoing operations together with our cash resources available under the OES Line of credit are unlikely to be sufficient to meet our needs for the next twelve months. In order to bridge these short term cash needs, since approximately October 2009, we have been raising additional working capital by selling short term promissory notes in private transactions. As of December 31, 2009, we had borrowed $100,000 through these efforts and as of March 31, 2010, we had raised a total of $300,000. The notes are generally due within 24 months of initial issuance and bear interest at a rate of 12%. Our ability to repay these notes, as well as to continue to obtain the cash necessary to meet our ongoing operational needs over the next twelve months, is dependent upon our ability to either raise additional capital through the sales of debt or equity or upon an improvement in cash flows from our ongoing operations. There can be no assurance that we will be able to raise the capital necessary to meet these commitments on favorable terms or at all, nor can there be any assurance that we will be successful in improving our existing operations such that they will generate sufficient cash flows for meet our liquidity needs over the next twelve months. If we are unable to do so our business and operations will be adversely affected.

Our ability to satisfy our liquidity needs over the longer term is contingent upon a combination of improved revenues/gross profit from our existing operations and any additional operations we are able to obtain from acquisitions or joint-venture transaction. Our management is actively seeking to acquire additional, complementary businesses or joint venture opportunities that will enhance the value of the Company as wells as improve our cash flows. Our Management has invested time evaluating several proposals for possible acquisition or joint-venture, however, majority of these opportunities were not pursued and none have closed during the period ended December 31, 2010. There can be no assurance that we will be able to identify and acquire complementary businesses or enter into joint ventures on favorable terms or at all, nor can there be any assurance that we will be successful in improving our existing operations such that they will generate sufficient cash flows for meet our long term liquidity needs. If we are unable to do so our business and operations will be adversely affected.

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

Contractual Obligations

As of December 31, 2009, we were obligated for $152,100 in future lease payments through 2011 for the office and warehouse space at 5422 Carrier Drive in Orlando, Florida. The amounts due over the next two years are approximately $78,600 in 2010 and $73,500 in 2011.

General Automotive Company and Subsidiaries

Notes to Consolidated Financial Statements

Item 8.	Financial Statements

10.	Common Stock and Equity Securities. On February 22, 2008, Global Automotive Supply, Inc. (“GAS”), merged with and into Utility Investment Recovery, Inc. (“UIR”), a public shell company. In connection with the Merger, UIR was the surviving corporation although GAS was the surviving operating entity. As a result of the Merger, UIR changed its name to General Automotive Company. The stockholders of GAS received the right to receive two (2) shares of the Company’s common stock for each ninety-one (91) issued and outstanding shares of GAS common stock. As a result, at closing, in exchange for 100% of the outstanding capital stock of GAS, including 333,333 shares issued in connection with the conversion of a bridge loan, and 7,423,814 shares in connection with the conversion of related parties notes payable and accrued interest, the former shareholders of GAS received 8,778,112 shares of the Company’s common stock. Such holdings represent 36.80% of the outstanding common stock as of December 31, 2009.

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

The Company has issued warrants and options at various points from inception through the period ending March 31, 2010. The Company estimates the fair value of all warrants and optioned issued using the Black-Scholes option pricing model. Each material component of the Black-Scholes option pricing model is based on a calculated Beta score comprised of several similar companies in the Company’s industry to arrive at a representative volatility rate for each respective period.

The Company determines the industry comparative Beta by developing a composite Beta of Equity of organizations with similar operations. Generally, the Beta is a 3 year (36 month) compilation; from time to time the industry volatility must be reassessed prior to the 3 year interval. The Company originally had a composite Beta Volatility computed in 2008. This initial calculation was prepared by external consultants and audited as of December 31, 2008. Subsequently, and prior to accounting for the options issued in October 2009, the Beta Volatility was reviewed in response to material economic changes that have been realized in the automotive aftermarkets parts industry in general. As a result of this review, our management determined that the appropriate volatility should be adjusted to 1.46 from the 1.13 used in prior periods. We further assumed that no dividends would be issued.

The exercise term of each warrant or option grant can vary and is based on a number of factors. In general, warrants issued in conjunction with debt have a 3 year term; while employment contract granted options have a 5 year term. The 5 year term associated with the employment contracts reflects Management’s long-term commitment to business continuity and growth of the organization.

The following table summarizes the assumptions underlying our various option grants:

General Automotive Company

OPTION/WARRANT VALUATION

AT ISSUANCE

Group	Debt Conversion	Officers	Board Members	Investor	Officers
Grant date:	11/02/04	11/02/04	11/02/04	09/30/05	10/30/09
Term – years	3.00	3.00	3.00	3.00	5.00

Input Variables
Date	11/02/04	11/02/04	11/02/04	09/30/05	10/30/09
Expected Life in months	36	36	36	36	60
Annual Volatility	1.13	1.13	1.13	1.13	1.46
Annual Dividend Percentage	0	0	0	0	0
Treasury Strips (Zero-coupon) Percentage	2.71%	2.71%	2.71%	2.71%	2.71%

Vesting	100%	100%	100%	100%	100%

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
June 22, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Shawn Powell Joseph
Shawn Powell Joseph Chief Financial Officer
June 22, 2010