Form 10-Q/A
period 2010-03-31
GENERAL AUTOMOTIVE CO
filed 2010-06-23
CIK 1376668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No.1 to the Quarterly Report on Form 10-Q/A (this “Amendment No.1”) of General Automotive Company (“the Company”) amends the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, originally filed on May 17, 2010 (the “Original Filing”).

This Amendment No.1 is being filed to provide additional Management Discussion and Analysis of Operation regarding Liquidity and Capital Recourses – page 13 of the Original Filing. This Amendment also includes expanded disclosure of the basis for valuation of Note 5: Stock Warrants and Options – page11 of the Original Filing. Finally, this Amendment No.1 is being filed to provide expanded disclosure of the S.P.E.C. ,Inc. Acquisition - page12 of the Original Filing.

Except as described in this explanatory note, no other information in the Original Filing is being modified or amended by this Amendment No. 1 and this Amendment No. 1 does not otherwise reflect events occurring after May 17, 2010, which is the filing date of the Original Form 10Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and the Registrant’s other filings with the SEC.

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

The following table summarizes the assumptions underlying our various option grants:

General Automotive Company

OPTION/WARRANT VALUATION

AT ISSUANCE

Group	Debt Conversion	Officers	Board Member	Investor	Officers
Grant date:	11/02/04	11/02/04	11/02/04	09/30/05	10/30/09
Term - years	3.00	3.00	3.00	3.00	5.00

Input Variables
Date	11/02/04	11/02/04	11/02/04	09/30/05	10/30/09
Expected Life in months	36	36	36	36	60
Annual Volatility	1.13	1.13	1.13	1.13	1.46
Annual Dividend Percentage	0	0	0	0	0
Treasury Strips (Zero-coupon) Percentage	2.71%	2.71%	2.71%	2.71%	2.71%

Vesting	100%	100%	100%	100%	100%

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

7.	Acquisition Event. On February 3, 2010, we entered into an Asset Purchase Agreement pursuant to which we agreed to acquire certain Assets of S.P.E.C., Inc., an Alabama corporation for cash and stock. We reported the transaction on Form 8-K filed February 5, 2010.

The transaction was scheduled to close by April 15, 2010, but did not as we were unable to secure the financing necessary to close. On or about April 15, 2010, the parties informally agreed to extend the closing dated to May 31, 2010, which period has also expired without the transaction closing as we were unable to secure the financing necessary to close. As of June 18, 2010, S.P.E.C., Inc. has not declared a default. However, it now appears unlikely that we will be able to secure a source of financing that will enable us to close the transaction. Even if we were able to secure the necessary financing, there can be no assurance that S.P.E.C., Inc. will agree to close the transaction as the parties have not executed a written extension of the closing date.

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

17