Form 10-Q
period 2010-06-30
GENERAL AUTOMOTIVE CO
filed 2010-08-16
CIK 1376668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,354,417 common shares as of August 16, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$173,629	$3,701
Accounts receivable, net	1,439,838	1,424,711
Inventories	554,034	224,333
Other current assets	367,972	506,740

Total current assets	2,535,473	2,159,485
Property and equipment, net	22,540	26,099
Other assets, net	195,459	188,434

	$2,753,472	$2,374,018

Liabilities and Shareholders’ Deficit
Liabilities
Current liabilities:
Accounts payable	$1,619,597	$1,246,666
Line of credit	1,153,853	1,177,686
Accrued expenses	463,640	299,167
Notes payable -current	106,842	6,898
Notes payable to related parties	510,000	460,000

Total current liabilities	3,853,932	3,190,417

Long-term liabilities	361,778	120,002

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—

Common stock; $0.001 par value; 90,000,000 shares authorized, 18,354,417 issued and outstanding at June 30, 2010 and 23,854,417 issued and outstanding at December 31, 2009	18,354	23,854
Additional paid-in capital	10,316,486	10,522,312

Accumulated deficit	(11,797,078)	(11,482,567)

Total shareholders’ deficit	(1,462,238)	(936,401)

	$2,753,472	$2,374,018

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$2,798,772	$3,373,999	$5,329,355	$6,456,865
Costs of goods sold	2,448,729	2,952,828	4,718,748	5,605,371

Gross profit	350,043	421,171	610,607	851,494

Expenses:
Selling, general and administrative	351,732	557,398	833,590	1,059,240
Stock-based compensation	2,538	—	5,076	—

Total expenses, net	354,270	557,398	838,666	1,059,240

Loss from operations	(4,227)	(136,227)	(228,059)	(207,746)

Other income (expense):
Interest expense	(50,581)	(288,135)	(86,208)	(304,161)
Other, net	—	5,836	—	5,836

Total other expense, net	(50,581)	(282,299)	(86,208)	(298,325)

Net loss	$(54,808)	$(418,526)	$(314,266)	$(506,071)

Loss per share
Basic and diluted:
Continuing operations	$(0.00)	$(0.03)	$(0.01)	$(0.03)
Discontinued operations	—	—	—	—

Basic and diluted loss per share	$(0.00)	$(0.03)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	20,554,417	15,854,417	21,104,417	15,841,084

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2009	23,854,417	$23,854	$10,522,312	$(11,482,567)	$(936,402)

Compensatory common stock options issued to employees			5,076		5,076

Warrants issued in connection with debt	—	—	3,598		3,598

Recession of common stock options issued to Bryd Financial Group	(2,500,000)	(2,500)	(97,500)		(100,000)

Recession of common stock options issued to Emerging Markets Consulting	(3,000,000)	(3,000)	(117,000)		(120,000)

Net loss				(314,266)	(314,266)

Balance, June 30, 2010	18,354,417	$18,354	$10,316,486	$(11,797,078)	$(1,462,238)

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(314,266)	$(506,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,559	4,000
Stock-based compensation	5,076	—
Recission of common stock issued services	(220,000)	—

Decrease (increase) in assets:
Accounts receivable	(15,127)	(461,478)
Inventories	(329,947)	158,011
Other current assets	138,768	146,911
Increase (decrease) in liabilities:
Accounts payable	372,930	(226,470)
Accrued expenses	164,471	38,452

Decrease in other assets	(194,534)	(846,645)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—
Decrease in other assets	(7,024)	(141,307)

Net cash provided by investing activates	(7,024)	(141,307)

Cash flows from financing activities:
Net borrowings under lines of credit	(23,832)	300,209
Borrowings on notes payable	541,720	—
Warrants issued issuance of debt	3,598	260,000
Borrowings (payments) on notes payable to related parties	(150,000)	300,000

Net cash provided by financing activities	371,486	860,209

Net increase (decrease) in cash	169,928	(127,743)
Cash, beginning of year	3,701	151,482

Cash, end of period	$173,629	$23,739

Supplemental disclosure of cash flow information:
Interest paid	$82,610	$28,135

Supplemental schedule of noncash financing activities:
Common stock issued for services	$—	$40,500

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Consolidated Financial Statements. In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of General Automotive Company and its subsidiary (collectively, the “Company”) at June 30, 2010 and December 31, 2009 and the results of its (i) operations for the three month periods ended June 30, 2010 and 2009 and (ii) cash flows for the three month periods ended June 30, 2010 and 2009. The financial information included herein is taken from the books and records of the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the three month period ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

Merger and Offering. The Company completed a reverse merger into a publicly traded shell company on February 22, 2008 (the “Merger”) and reported the Merger and the related transactions on a current report on Form 8-K, filed February 28, 2008.

Going Concern. The Company incurred losses in the current quarter of $54,808 and has an accumulated deficit of $11,797,078 at June 30, 2010. The Company’s current liabilities exceeded its current assets by $1,318,459 as of June 30, 2010. Additionally the Company is reporting a shareholders’ deficit of $1,462,238 as of June 30, 2010 as compared to a shareholders’ deficit of $936,401 at December 31, 2009. The Company the increase in shareholders’ deficit to delivery rescheduling practices in a larger customer’s overall supply chain. New sales initiatives and product lines are being developed to support the expansion of our core customer bases. New Asian suppliers are being identified and qualified to accomplish significant cost savings that is allowing the Company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins. Additionally the Company decided to eliminate the continuing losses from one of its subsidiaries, Global Parts Direct, Inc. (“GPD”), by the sale of its assets which occurred on November 14, 2008. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

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

Subsequent Events. In May 2009, the FASB established general accounting standards and disclosure for subsequent events. The Company adopted ASC 855, Subsequent Events (formerly referenced as SFAS No. 165, Subsequent events) (“ASC 855”), during the third quarter ended September 30, 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued on August 16, 2010.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash, accounts receivables, inventories, related party notes payable, accounts payable and accrued expenses are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s line of credit and notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. The Company does not have any Level 2 or Level 3 assets and liabilities.

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

3. Loss per Common Share. Common share equivalents of 20,554,417 at June 30, 2010 and 15,854,417 at June 30, 2009 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three month period ended June 30, 2010 and June 30, 2009 as their effect would have been anti-dilutive.

4. Debt. The Company’s wholly owned subsidiary, OES, operates under a revolving line of credit with a bank. The maximum borrowing under this OES Line is $2,000,000 and carries an interest rate of prime plus 1.0% (3.25% at June 30, 2010). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line is a note payable on demand, is subject to certain financial covenant ratios and was guaranteed by the Company. At June 30, 2010, the Company was not in default of the covenants agreements associated with the line of credit. At June 30, 2010, the outstanding balance of the OES Line was $1,153,853. Draws under these lines are limited to 85% of eligible accounts receivable and 50% of inventory.

On April 20, 2009 the Company secured a $300,000 loan from a related party. The principal was due and payable in full on May 5, 2009. As of June 30, 2010 $150,000 of the principal amount remains outstanding and accrued interest at an annual rate of 20% that is calculated based upon a 360-day year. Interest associated with this loan from a related party in the amount of $17, 167 has been recorded for the six months ending June 30, 2010.

During the quarter ended June 30, 2010, the Company entered into an additional 17 unsecured promissory note agreements with individuals, in principal amounts ranging from $5,000 - $40,000, that bear an annual interest rate of 12%, and require monthly payments of interest only totaling $2,450. Each promissory note matures in 24 month from the date of inception at which time the principal of the note is due and payable in full.

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

On February 8, 2010 the Company secured a $100,000 loan from a related party. The principal is due and payable in full on February 7, 2011. The principal accrues interest at an annual rate of 10% that is calculated based upon a 360-day year. Interest accrued and paid monthly. As of June 30, 2010, over a period of 6 months, interest in the amount of $3,889 has been recorded.

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

Stock-Based Compensation. During the twelve months ended December 31, 2009, the Company granted 15,115,000 options to purchase stock of the company. As disclosed in an Form 8K, filed on November 4, 2009, the Company granted the president and CEO 10,000,000 options to purchase stock of the Company at a strike price of $.04 per share over a five year period. The Chief Financial Officer was granted the option to purchase stock of the Company at a strike price of $.04 per share over a five year period. The Chief Operating Officer was granted the option to purchase stock of the Company over a five year period at a strike price of $.04 per share. The total of options granted to officers of the Company was 15,000,000 shares and were fully vested at the grant date. In accordance with FAS 123R “Accounting for Stock-Based Compensation – Revised” (ASC 718-10 and ASC 505-50) the company calculated the fair value of these options at grant date. Based on the circumstances of the Company at the time, a volatility rate of 146 % and a risk free interest rate of 2.71% was used in the Black-Scholes model to compute a fair value of $300,000 for these options. An additional 115,000 options to purchase stock of the Company were issued in December 2009 to employees as an employment incentive. These shares were fully issued at the grant date and were issued at an exercise price of 10 day moving market average per share over a five year period.

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

Stock Warrants and Options.

As of June 30, 2010, there were outstanding warrants, consultant options and officer and director options for the purchase of 21,262,451 shares, with a weighted average strike price of $0.27 per share. The Company has issued warrants and options at various points from inception through the period ending June 30, 2010. The Company estimates the fair value of all warrants and optioned issued using the Black-Scholes option pricing model. Each material component of the Black-Scholes option pricing model is based on a calculated Beta score comprised of several similar companies in the Company’s industry to arrive at a representative volatility rate for each respective period.

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

[TABLE TO COME]

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

On October 30, 2009, 4,000,000 shares were issued to both Byrd Financial Group and EMC Consulting Group, respectively for consulting and marketing contracts as disclosed in form 8K, dated November 4, 2009. The resulting transaction reflected a fair market value of $160,000 for Byrd Financial Group’s consulting service and $160,000 for EMC’s marketing services to be amortized over a six month period. On April 29, 2010, 2,500,000 shares issued to Byrd Financial Group were rescinded. Additionally, 3,000,000 issued to EMC Consulting Group were also rescinded, on March 29, 2010. During the quarter ended, June 30, 2010, the $97,500 expense for Byrd Financial Group and the $117,000 for the EMC Consulting Group were reversed.

There was no additional stock, stock options or warrants issued for services for the three months ended June 30, 2010.

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

Effective December 7, 2009, the Company terminated the Joint Venture agreement with SenCer and the Advanced Technology Group, LLC venture was disolved. The Company entered into a new joint venture agreement with SenCer on December 7, 2009. The Company shall now hold a 33.3% membership interest in the Joint Venture, GreenCell, Inc.,. SenCer shall initially hold 33.3% membership interest in the Joint Venture. The remaining 33.34% membership interest will be part of an initial public offering. The Company is in the process of determining whether consolidating the joint venture is necessary; however as of June 30, 2010 there was no activity in the Joint Venture to consolidate.

7. Acquisition Event. On February 5, 2010 the Company announced that it had signed an agreement to acquire privately held S.P.E.C., Inc. based in Birmingham, AL (SPEC) for 750,000 restricted shares of its common stock plus $2,065,000 cash. Closing of the SPEC transaction is subject to completion of due diligence and other considerations.

The transaction was scheduled to close by April 15, 2010, but did not as we were unable to secure the financing necessary to close. On or about April 15, 2010, the parties informally agreed to extend the closing dated to May 31, 2010, which period has also expired without the transaction closing as we were unable to secure the financing necessary to close. As of June 30, 2010, S.P.E.C., Inc. has not declared a default. However, it now appears unlikely that we will be able to secure a source of financing that will enable us to close the transaction. Even if we were able to secure the necessary financing, there can be no assurance that S.P.E.C., Inc. will agree to close the transaction as the parties have not executed a written extension of the closing date.

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

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

We generated $2,798,772 in revenues from operations during the three months ended June 30, 2010, compared to $3,337,999 during the three months ended June 30, 2009. The decrease of $575,227 (17.05%) in revenues can be contributed to the reforming of one of our major providers shipping order procedures. Orders from this customer returned to historical levels in March 2010.

Our cost of goods sold during the three months ended June 30, 2010 was $2,448,729 compared to $2,952,828 for the three months ended June 30, 2009. The decrease in revenue combined with more effective product sources strategies have resulted in the total decrease in cost of goods sold of $504,099. Our aggregate decrease in gross profit was $71,127 in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Our gross profit margin was 12.51% for the three months ended June 30, 2010 compared to 12.48% for the same period of 2009. Our more effective purchasing practices were responsible for the higher gross profit margin in the three months ended June 30, 2009. Currently, OES is continuing its program to increase the number of domestic and international sources for its products.

Our selling, general and administrative expenses were $225,650 lower for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This decrease in expenses was due primarily to cost containment initiatives that were implemented in 2009 allowing better overall efficiency in the operations during the quarter ended June 30, 2010. Additionally there were reductions in executive costs including a decrease in marketing and consulting expense associated with stock-based agreements of approximately $214,000. There stock based compensation awards during the three months ended June 30, 2010 were minimal, $2,538, and were a result of amortized vesting of the employee options granted in December 2009.

Interest expense in the three months ended June 30, 2010 is approximately $217,953 less that the three months ended June 30, 2009. The interest expenses for the quarter ended June 30, 2009 included $260,000 of warrant expense associated with a mezzanine financing agreement executed on April 20, 2009. The aggregate decrease in interest expense for the quarter ended June 30, 2010 reflects the $150,000 payment of the $300,000 note executed on April 20, 2009.

The Company has active programs to increase revenues and reduce costs for the remainder of fiscal 2010. We intend to further increase our margins by enhancing our sourcing efforts in Asia during the remainder of 2010. Additionally public company costs continue to be monitored and where possible either eliminated to reduce these expenses.

During the three months ended June 30, 2010 we recorded a net loss of $54,808, an decrease of $363,718 compared to a loss of $418,526 for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

We generated $5,329,355 in revenues during the six months ended June 30, 2010, compared to $6,456,865 during the six months ended June 30, 2009. The decrease in revenues was due primarily to strategic changes in both our customer and vendor supply chains. The gross profit margin decreased for the six months ended June 30, 2010 to 11.46% compared to 13.19% for the six months ended June 30, 2009.

Our cost of goods sold during the six months ended June 30, 2010 decreased $886,623 compared to the six months ended June 30, 2009. Our total gross profits were $240,886 higher in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. OES is continuing its program to increase the number of domestic and international sources for its products. Although the automotive aftermarkets parts industry continues to experiences some contraction, we are beginning to realize higher line item gross margins as a result of our more effective purchasing practices during the six months ended June 30, 2010.

Our selling, general and administrative expenses were $225,650 lower for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease in selling, general and administrative costs reflects reduced accounting, legal and consulting service fees for the six months ended June 30, 2010 when compared to the same period in 2009

The net operating loss for the for the six months of 2010 decreased from the same period of 2009 by $191,805 six months ended June 30, 2008. Interest expense in the six months ended June 30, 2009 includes $260,000 for the fair value of lender warrants issued in connection with the bridge loan of $300,000.

Liquidity and Capital Resources

As of June 30, 2010, we had current assets in the amount of $2,535,473, consisting primarily of, accounts receivable, and inventory. On the same date, we had current liabilities of $3,853,932, consisting mostly of accounts payable and a line of credit. Thus, as of June 30, 2010, we had a working capital deficit of $1,195,647 as compared to a working capital deficit of $936,402 at December 31, 2009. This increase in our working capital deficit during the three months ended June 30, 2010 is directly related to the decrease in revenue during the period.

Our ongoing operations consumed more cash than they generated in 2009. As of December 31, 2009, we expect that the cash flows derived from our existing ongoing operations together with our cash resources available under the OES Line of credit are unlikely to be sufficient to meet our needs for the next twelve months. In order to bridge these short term cash needs, since approximately October 2009, we have been raising additional working capital by selling short term promissory notes in private transactions. As of December 31, 2009, we had borrowed $100,000 through these efforts and as of June 30, 2010, we had raised a total of $545,000. The notes are generally due within 24 months of initial issuance and bear interest at a rate of 12%. Our ability to repay these notes, as well as to continue to obtain the cash necessary to meet our ongoing operational needs over the next twelve months, is dependent upon our ability to either raise additional capital through the sales of debt or equity or upon an improvement in cash flows from our ongoing operations. There can be no assurance that we will be able to raise the capital necessary to meet these commitments on favorable terms or at all, nor can there be any assurance that we will be successful in improving our existing operations such that they will generate sufficient cash flows for meet our liquidity needs over the next twelve months. If we are unable to do so our business and operations will be adversely affected.

Our ability to satisfy our liquidity needs over the longer term is contingent upon a combination of improved revenues/gross profit from our existing operations and any additional operations we are able to obtain from acquisitions or joint-venture transaction. Our management is actively seeking to acquire additional, complementary businesses or joint venture opportunities that will enhance the value of the Company as wells as improve our cash flows. Our Management has invested time evaluating several proposals for possible acquisition or joint-venture, however, majority of these opportunities were not pursued and none have closed during the period ended June 30, 2010. There can be no assurance that we will be able to identify and acquire complementary businesses or enter into joint ventures on favorable terms or at all, nor can there be any assurance that we will be successful in improving our existing operations such that they will generate sufficient cash flows for meet our long term liquidity needs. If we are unable to do so our business and operations will be adversely affected.

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

Off Balance Sheet Arrangements

As June 30, 2010, there were no off balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2010, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended December 31, 2009.

During the fiscal quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2009, have not been fully remediated. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

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

GENERAL AUTOMOTIVE COMPANY

By:	/s/ Dan Valladao
Dan Valladao
Chief Executive Officer
August 16, 2010

By:	/s/ Shawn Powell Joseph
Shawn Powell Joseph
Chief Financial Officer
August 16, 2010