Form 10-Q
period 2010-09-30
GENERAL AUTOMOTIVE CO
filed 2010-11-22
CIK 1376668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2010

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 333-137755

General Automotive Company
(Exact name of small business issuer as specified in its charter)

Nevada	20-3893833
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5422 Carrier Drive, Suite 309 Orlando, FL 32819
(Address of principal executive offices)

407-363-5633
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,354,417 common shares as of November 22, 2010.

Part I
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited)	3
	Consolidated Statements of Operations – Three and nine months ended September 30, 2010 and 2009 (unaudited)	4
	Consolidated Statements of Cash Flows – Nine months ended September 30, 2010 and 2009 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2. Item 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures abut Market Risk	10 13
Item 4T. Part II Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6.
Controls and Procedures

Legal Proceedings
Risk Factors
Unregistered Sales of Equity Securities and Use of Proceeds
Defaults upon Senior Securities
[Removed and Reserved]
Other Information
Exhibits
Signatures

		13 13 13 13 13 13 13 13 14 15

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$99,305	$3,701
Accounts receivable, net	1,721,461	1,424,711
Inventories	573,849	224,333
Other current assets	348,102	506,740
Total current assets	2,742,717	2,159,485
Property and equipment, net	20,761	26,099
Other assets, net	69,924	188,434
	$2,833,402	$2,374,018

Liabilities and Shareholders’ Deficit
Liabilities
Current liabilities:
Accounts payable	$1,509,262	$1,246,666
Line of credit	1,388,195	1,177,686
Accrued expenses	456,144	299,167
Notes payable -current	8,586	6,898
Notes payable to related parties	660,000	460,000
Total current liabilities	4,022,187	3,190,417

Long-term liabilities	563,314	120,002

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 shares authorized, 18,354,417 issued and outstanding at September 30, 2010 and 23,854,417 issued and outstanding at December 31, 2009	18,354	23,854
Additional paid-in capital	10,221,777	10,522,312
Accumulated deficit	(11,992,230)	(11,482,567)
Total shareholders’ deficit	(1,752,099)	(936,401)
	$2,833,402	$2,374,018

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$3,337,201	$2,549,479	$8,666,556	$9,006,344
Costs of goods sold	3,033,938	2,275,710	7,752,686	7,880,887
Gross profit	303,263	273,769	913,870	1,125,457

Expenses:
Selling, general and administrative	453,115	444,930	1,291,781	1,504,169

Total expenses, net	453,115	444,930	1,291,781	1,504,169
Loss from operations	(149,852)	(171,161)	(377,911)	(378,712)
Other income (expense):
Interest expense	(45,545)	(29,014)	(131,752)	(333,176)
Other, net	-	-	-	5,836
Total other income (expense), net	(45,545)	(29,014)	(131,752)	(327,340)

Net loss	$(195,397)	$(200,175)	$(509,663)	$(706,052)

Loss per share
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	18,354,417	15,854,417	20,187,750	15,845,528

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS (Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net cash used in operating activities	$(781,167)	$(418,415)

Cash flows from investing activities:
Decrease in other assets	(61,491)	-
Establishment of New Operating Division	82,753	(140,058)
Net cash provided by (used in) investing activates	21,262	(140,058)

Cash flows from financing activities:
Net borrowings under lines of credit	210,509	136,379
Borrowings on notes payable	445,000	-
Borrowings (payments) on notes payable to related parties	200,000	300,000
Net cash provided by financing activities	855,509	436,379

Net increase (decrease) in cash	95,604	(122,094)
Cash, beginning of year	3,701	151,482
Cash, end of period	$99,305	$29,388

Supplemental disclosure of cash flow information:
Interest paid	$131,752	$73,176

Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Consolidated Financial Statements.

In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of General Automotive Company and its subsidiaries (collectively, the “Company”) at September 30, 2010 and December 31, 2009 and the results of its (i) operations for the three month and nine month periods ended September 30, 2010 and 2009 and (ii) cash flows for the nine month periods ended September 30, 2010 and 2009. The financial information included herein is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Regulation S-X. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine month period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

Going Concern.

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred losses in the current quarter of $195,397 and has an accumulated deficit of $11,992,230 at September 30, 2010. The Company’s current liabilities exceeded its current assets by $1,279,470 as of September 30, 2010. Additionally the Company is reporting a shareholders’ deficit of $1,752,099 as of September 30, 2010 as compared to a shareholders’ deficit of $936,401 at December 31, 2009. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

Earnings (loss) per share.

Basic earnings (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debt using the treasury stock method. Adjustments to earnings per share calculation include reversing interest related to the convertible debts and changes in derivative instruments. During periods when losses are incurred dilutive common shares are not considered in the EPS computations as their effect would be anti-dilutive. Common share equivalents of 34,448,284 sharesat September 30, 2010 and 15,854,417 shares at September 30, 2009 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three month period ended September 30, 2010 and September 30, 2009 as their effect would have been anti-dilutive.

Inventory. Inventory consists principally of finished goods.

Use of Estimates.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant Estimates include the realizable value of accounts receivable and the reserve for bad debts and the realizable value of our inventory.

Recent accounting pronouncements.

 In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs.  We adopted the guidance in the three month period ended March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of the guidance did not have a material impact on our consolidated financial statements, and we do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements for future periods.

 In February 2010, the FASB issued updated authoritative guidance regarding the reporting of subsequent events, removing the requirement for an issuer to disclose a date through which subsequent events have been evaluated.   The guidance was effective upon issuance in February 2010, and was adopted as of our Quarterly Report on Form 10-Q for the three months ended March 31, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We will assess the impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us; however we do not currently believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

2. Debt.

Line of credit

The Company’s wholly owned subsidiary, OES, operates under a revolving line of credit with a bank. The maximum borrowing under this OES Line is $2,000,000 and carries an interest rate of prime plus 1.0% (3.25% at September 30, 2010). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line is a note payable on demand, is subject to certain financial covenant ratios and was guaranteed by the Company. At September 30, 2010, the Company was not in default of the covenants agreements associated with the line of credit. At September 30, 2010, the outstanding balance of the OES Line was $1,388,195. Draws under these lines are limited to 85% of eligible accounts receivable and 50% of inventory and as such our unused portion of the line was $78,617 at September 30, 2010.

Related Party

During 2006 the Company secured a $200,000 loan from a related party with interest at 7% per annum. Subsequently $40,000 was repaid leaving a balance of $160,000. This note is due on demand.

On April 20, 2009 the Company secured a $300,000 loan from a related party. The principal was due and payable in full on May 5, 2009.  As of September 30, 2010 $150,000 of the principal amount remains outstanding and accrued interest at an annual rate of 20% that is calculated based upon a 360-day year.  On August 18, 2010 the annual interest rate of 20% was reduced to 12% per annum. Interest associated with this loan from a related party in the amount of $23,538 has been recorded for the nine months ending September 30, 2010.

On February 8, 2010 the Company secured a $100,000 loan from a related party.  The principal is due and payable in full on February 7, 2011.  The principal accrues interest at an annual rate of 10% that is calculated based upon a 360-day year.  Interest is accrued and paid monthly.  As of September 30, 2010, interest in the amount of $6,040 has been recorded for the nine months ending September 30, 2010.

On August 18, 2010, the Company entered into a loan agreement with a related party in which the Company secured an additional $250,000 loan . The annual interest rate of 12% is due in monthly installments, with the principal becoming due and payable on August 17, 2011. The new loan agreement consolidates all existing loans agreements from the related party and has a preferred stock conversion provision attached thereto. The annual interest rate associated with the note is 12%.  As of September 30, 2010 $9,460 of interest has been recorded.

Other

During the quarter ended September 30, 2010, the Company entered into an additional unsecured promissory note agreement with an individual in the principal amount of $5,000 bearing an interest rate of 12% per annum. Consistent with the other promissory note agreements that the Company has executed, payment of interest is due and payable monthly.  The note matures in 24 months from the date of inception and is due and payable in full.

During the quarter ended June 30, 2010, the Company entered into an additional 17 unsecured promissory notes, totaling $245,000 agreements with individuals, in principal amounts ranging from $5,000 - $40,000, that bear an annual interest rate of 12%, and require monthly payments of interest only totaling $2,450. Each promissory note matures in 24 month from the date of inception at which time the principal of the note is due and payable in full.

During the quarter ended March 31, 2010, the Company entered into unsecured promissory note agreements with 8 individuals, totaling $200,000, in principal amounts ranging from $10,000 - $50,000, that bear an annual interest rate of 12%, and require monthly payments of interest only totaling $2,000. Each promissory note matures in 24 months from the date of inception at which time the principal of the note is due and payable in full.

3. Common Stock and Equity Securities.

Common Stock

On October 30, 2009, 4,000,000 shares were issued to both Byrd Financial Group and EMC Consulting Group, respectively for consulting and marketing contracts as disclosed in form 8K, dated November 4, 2009. The resulting transaction reflected a fair market value of $160,000 for Byrd Financial Group’s consulting service and $160,000 for EMC’s marketing services to be amortized over a six month period. On April 29, 2010, 2,500,000 shares issued to Byrd Financial Group were rescinded. Additionally, 3,000,000 issued to EMC Consulting Group were also rescinded, on March 29, 2010. During the quarter ended, June 30, 2010, the $100,000 expense for Byrd Financial Group and the $120,000 for the EMC Consulting Group were reversed.

The Company estimates the fair value of all warrants and options issued using the Black-Scholes option pricing model.  Each material component of the Black-Scholes option pricing model is based on a calculated Beta score comprised of several similar companies in the Company’s industry to arrive at a representative volatility rate for each respective period.

There was no additional stock, stock options or warrants issued for services or cash for the nine months ended September 30, 2010.

           A summary of option activity presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2009	31,595,000	$0.04	3.50	$315,950
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired				-
Outstanding at September 30, 2010		$0.04	3.50	$315,950

Exercisable at September 30, 2010	31,595,000	$0.04	3.50	$315,950

As of September 30, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $0.00 and the aggregate intrinsic value of currently exercisable stock options was approximately $0.00.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.05 closing stock price of the common stock on September 30, 2010. There were 31,595,000 in-the-money options outstanding and exercisable as of September 30, 2010.

Since there were no options exercised during the nine months ended September 30, 2010, there was no intrinsic value of options exercised.

The total fair value of options granted during the nine months ended September 30, 2010, was approximately $0 (none were granted).

The following table summarizes information about fixed price stock options at September 30, 2010:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$.04	31,595,000	3.50	$0.04	31,595,000	$0.04

4. Joint Venture. On July 22, 2008, as reported on Form 8-K filed, July 25, 2008, the Company and SenCer Inc., a New York corporation (“SenCer”), formed General Automotive Advanced Technology Group, LLC (the “Joint Venture”).  In connection therewith, the Company and SenCer entered into an Operating Agreement which sets forth the regulations, terms and conditions under which the Joint Venture will be operated.

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

Effective December 7, 2009, the Company terminated the Joint Venture agreement with SenCer and the Advanced Technology Group, LLC venture was dissolved.  The Company entered into a new joint venture agreement with SenCer on December 7, 2009.  The Company shall now hold a 33.3% membership interest in the Joint Venture, GreenCell, Inc.. SenCer shall initially hold 33.3% membership interest in the Joint Venture. The remaining 33.34% membership interest will be part of an initial public offering. The Company is in the process of determining whether consolidating the joint venture is necessary; however as of September 30, 2010 there was no activity in the Joint Venture to consolidate.

5. Acquisition Event. On February 5, 2010 the Company announced that it had signed an agreement to acquire privately held S.P.E.C., Inc. based in Birmingham, AL (SPEC) for 750,000 restricted shares of its common stock plus $2,065,000 cash.  Closing of the SPEC transaction is subject to completion of due diligence and other considerations.

The transaction was scheduled to close by April 15, 2010, but did not as we were unable to secure the financing necessary to close.  On or about April 15, 2010, the parties informally agreed to extend the closing dated to May 31, 2010, which period has also expired without the transaction closing as we were unable to secure the financing necessary to close.  As of September 30, 2010, S.P.E.C., Inc. has not declared a default.  However, it now appears unlikely that we will be able to secure a source of financing that will enable us to close the transaction.  Even if we were able to secure the necessary financing, there can be no assurance that S.P.E.C., Inc. will agree to close the transaction as the parties have not executed a written extension of the closing date.

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

Results of Operations:

On August 9, 2010, the Company established ProValue Parts, LLC (“PVP”). ProValue is our brand of aftermarket parts formerly being marketed under OE Source.  Established as a wholly-owned subsidary of the Company, PVP will leverage our expertise in supplying OEM and Genuine product in response to existing demand in the aftermarket.

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

We generated $3,337,201 in revenues from operations during the three months ended September 30, 2010, compared to $2,549,479 during the three months ended September 30, 2009. The increase of $787,722 (30.90%) in revenues can be contributed to a return to normalized purchasing volumes of one of our key customers. Further, the addition of new customers in the ProValue Parts subsidiary, combined with more effective product source strategies within OE Source, have resulted in the an overall increase in revenue for the period.

Our cost of goods sold during the three months ended September 30, 2010 was $3,033,938 compared to $2,275,710 for the three months ended September 30, 2009. The increase in revenue was offset by an increase in the cost of goods, resulting in a marginally higher gross profit for the three months ending September 30, 2010 when compared to the same period in 2009. The increase in cost of goods sold can be attributed to additional charges incurred to fulfill order delivery commitments to key customers. Our aggregate increase in gross profit was 10.77%, $29,494 in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Our gross profit margin was 9.09% for the three months ended September 30, 2010 compared to 10.74% for the same period of 2009. Currently, OES is continuing its program to increase the number of domestic and international sources for its products. ProValue Parts is expanding its product offerings and working to establish new sourcing relationships.

Our selling, general and administrative expenses were marginally higher, $8,185 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Benefits realized as a result of continued cost containment initiatives that were implemented in 2009 were offset by the satisfaction of the executive separation agreement of the former Chief Executive Officer as well as completion of consulting and marketing agreements executed in October 2009. The stock based compensation awards during the three months ended September 30, 2010 were minimal, $2,538, and were a result of amortized vesting of the employee options granted in December 2009.

Interest expense in the three months ended September 30, 2010 increased $16,531when compared to the three months ended September 30, 2009. The interest expenses for the quarter ended September 30, 2010 included expense associated with the promissory note financing agreements that have been executed at various periods during 2010.

The Company has active programs to increase revenues and reduce costs for the remainder of fiscal 2010.  We intend to further increase our margins by enhancing our sourcing efforts in Asia during the remainder of 2010. Additionally public company costs continue to be monitored and where possible either eliminated or reduced these expenses.

During the three months ended September 30, 2010 we recorded a net loss of $195,397, a marginal improvement of $4,778 compared to a loss of $200,175 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

We generated $8,666,556 in revenues during the nine months ended September 30, 2010, compared to $9,006,344 during the nine months ended September 30, 2009. The decrease in revenues was due primarily to strategic changes in both our customer and vendor supply chains. The gross profit margin decreased for the nine months ended September 30, 2010 to 10.54% compared to 12.50% for the nine months ended September 30, 2009.

Our cost of goods sold during the nine months ended September 30, 2010 decreased $128,201 (1.63%) compared to the nine months ended September 30, 2009. Our total gross profits were $211,587 lower in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. OES is continuing its program to increase the number of domestic and international sources for its products. Although the automotive aftermarkets parts industry continues to experience some contraction, we are beginning to realize higher line item gross margins as a result of our more effective purchasing practices during the nine months ended September 30, 2010.

Our selling, general and administrative expenses were $212,388 lower for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease in selling, general and administrative costs reflects aggregate reduction in accounting, legal and consulting service fees for the nine months ended September 30, 2010 when compared to the same period in 2009.

 Interest expense in the nine months ended September 30, 2009 includes $260,000 for the fair value of lender warrants issued in connection with the bridge loan of $300,000.

The net operating loss for the nine months of 2010 decreased from the same period of 2009 by $196,389.

Liquidity and Capital Resources

As of September 30, 2010, we had current assets in the amount of $2,742,717, consisting primarily of, accounts receivable, and inventory. On the same date, we had current liabilities of $4,022,187, consisting mostly of accounts payable and a line of credit. Thus, as of September 30, 2010, we had a working capital deficit of $1,279,470 as compared to a working capital deficit of $1,030,932 at December 31, 2009.

Our ongoing operations consumed more cash than they generated in 2009.  As of September 30, 2010, we expect that the cash flows derived from our existing ongoing operations together with our cash resources available under the OES Line of credit are unlikely to be sufficient to meet our needs for the next twelve months.  In order to bridge these short term cash needs, since approximately October 2009, we have been raising additional working capital by selling short term promissory notes in private transactions.  As of December 31, 2009, we had borrowed $127,000 through these efforts and as of September 30, 2010, we had raised a total of $572,000.  The notes are generally due within 24 months of initial issuance and bear interest at a rate of 12%.  Our ability to repay these notes, as well as to continue to obtain the cash necessary to meet our ongoing operational needs over the next twelve months, is dependent upon our ability to either raise additional capital through the sales of debt or equity or upon an improvement in cash flows from our ongoing operations.  There can be no assurance that we will be able to raise the capital necessary to meet these commitments on favorable terms or at all, nor can there be any assurance that we will be successful in improving our existing operations such that they will generate sufficient cash flows to meet our liquidity needs over the next twelve months.  If we are unable to do so our business and operations will be adversely affected.

Our ability to satisfy our liquidity needs over the longer term is contingent upon a combination of improved revenues/gross profit from our existing operations and any additional operations we are able to obtain from acquisitions or joint-venture transactions. Our management is actively seeking to acquire additional, complementary businesses or joint venture opportunities that will enhance the value of the Company as well as improve our cash flows.  Our Management has invested time evaluating several proposals for possible acquisition or joint-venture, however, majority of these opportunities were not pursued and none have closed during the period ended September 30, 2010. There can be no assurance that we will be able to identify and acquire complementary businesses or enter into joint ventures on favorable terms or at all, nor can there be any assurance that we will be successful in improving our existing operations such that they will generate sufficient cash flows to meet our long term liquidity needs.  If we are unable to do so our business and operations will be adversely affected.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our allowance for accounts receivable and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.
The Company’s significant accounting policies are described in note 1 of our financial statements herein and Note 1 of our Form 10-K for the year ended December 31, 2009. The methodology for its estimates and assumptions are as follows:

Going Concern.

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred losses in the current quarter of $194,397 and has an accumulated deficit of $11,992,230 at September 30, 2010. The Company’s current liabilities exceeded its current assets by $1,279,470 as of September 30, 2010. Additionally the Company is reporting a shareholders’ deficit of $1,572,099 as of September 30, 2010 as compared to a shareholders’ deficit of $936,401 at December 31, 2009. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

Allowance for Uncollectible Accounts. The Company maintains current receivable amounts and regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts. This analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Stock-based compensation. Stock-based compensation represents the cost related to common stock granted to employees and related parties of the Company. The Company measures stock-based compensation cost at the date the common stock was issued, based on the quoted market price of the Company’s common stock and recognizes the cost as expense over the requisite service period.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs.  We adopted the guidance in the three month period ended March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of the guidance did not have a material impact on our consolidated financial statements, and we do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements for future periods.

 In February 2010, the FASB issued updated authoritative guidance regarding the reporting of subsequent events, removing the requirement for an issuer to disclose a date through which subsequent events have been evaluated.   The guidance was effective upon issuance in February 2010, and was adopted as of our Quarterly Report on Form 10-Q for the three months ended March 31, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We will assess the impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us; however we do not currently believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As September 30, 2010, there were no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to the Company because we are a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2010, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended December 31, 2009.

During the fiscal quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2009, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

This item is not applicable to the Company because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

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

GENERAL AUTOMOTIVE COMPANY

By:           /s/ Dan Valladao _
Dan Valladao
Chief Executive Officer
November 22, 2010

By:           /s/ Shawn Powell Joseph__
Shawn Powell Joseph
Chief Financial Officer
November 22, 2010