Form 10-K
GENERAL AUTOMOTIVE CO
filed 2011-04-15
CIK 1376668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes        No ☒

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

State the issuer’s revenue for the most recent fiscal year: $12,638,589

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,101,265 at June 30, 2010.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,354,417 as of April 12, 2011.

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

Employees

We have fifteen (15) employees, primarily consisting of management, administrative, and warehouse personnel. Thirteen of these individuals are employees of OES, and two are direct employees of GAC. We have one contract sourcing person in China whom we currently retain as an independent contractor. We also retain consultants to assist in operations on an as-needed contract basis.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

OE Source, L.C., a Florida limited liability company (“OES”), is a wholly owned subsidiary of the Company.

Item 1A.  Risk Factors

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

Item 1B.  Unresolved Staff Comments

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments.

Item 2.	Description of Property

Our principal executive offices are located at our warehouse at 5422 Carrier Drive, Suite 309, Orlando, FL 32819. We pay $7,155 per month to lease this property, and the lease is scheduled to expire on November 30, 2011. We do not own or lease any other significant property.

Item 3.	Legal Proceedings

We are not a party to any pending legal proceedings where any officer, director, affiliate or owner of 5% or more of our common stock is adverse to us or where the amount of damages claimed, exclusive of interest and costs, exceeds ten percent of our current assets. Pursuant to the terms of the Merger, responsibility for any liability emerging from our pre-merger business relies wholly with our pre-merger management.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our authorized capital stock consists of 90,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of Preferred Stock, par value $0.001 per share. There were 18,354,417 shares of common stock issued and outstanding and 0 shares of Preferred Stock issued and outstanding as of December 31, 2010.

The Company’s common stock trades on the OTC Bulletin Board under the symbol of “GNAU.OB”. Prior to March 10, 2008, the common stock traded under on the OTC Bulletin Board under the symbol of “UIRI.OB.” As of April 12, 2011 the closing sale prices of the common stock was $0.03 per share. The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin Board for the last two fiscal years.

Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	0.09	0.04
September 30, 2010	0.06	0.05
June 30, 2010	0.12	0.06
March 30, 2010	0.18	0.08

Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	0.20	0.04
September 30, 2009	0.51	0.05
June 30, 2009	0.25	0.05
March 30, 2009	0.45	0.12

The quotations and ranges listed above were obtained from OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

As of December 31, 2010, we had 18,354,417 shares of our common stock issued and outstanding, held by105 shareholders of record.

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

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation:

    1.  Our limited and unprofitable operating history:
    2.  the ability to raise additional capital to finance our activities;
    3.  legal and regulatory risks associated with the Merger;
    4.  the future trading of our common stock;
    5.  our ability to operate as a public company;
    6.  general economic and busines conditions;
    7.  the volatility of our operating results and financial conditions; and our ability to attract or retain qualified senior scientific and management personnel.

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

Through the Merger, we also acquired 100% interest in the two wholly-owned subsidiaries of GAS Nevada, Global Parts Direct, Inc. (“GPD”) and OE Supply, LC (“OES”). OES is our sole operating subsidiary at present. During the third quarter of 2008, we decided to discontinue the operations of our wholly-owned subsidiary, GPD. During November 2008 our board of directors agreed to the disposal of GPD through a sale of selected assets. This sale was closed on November 14, 2008. The sale was fundamentally at liquidation value resulting in a loss on disposal of $946,790. The board’s decision was based on continued reductions in the demand for the type of electronic products that were being provided by GPD during the year combined with customer pricing pressures and the inability to source low product quantities at favorable pricing. All of our business operations are now conducted through the remaining subsidiary, OES as described above (see “Description of Business”). Our  Net Loss for the Year ended December 31, 2009 was $1,177,712 compared to $3,318,765 for the prior year.

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

We generated $12,638,589 in revenues during the year ended December 31, 2010, compared to $11,487,908 during the year ended December 31, 2009. The increase in revenue for the year ended December 31, 2010 was due to a combination of an increase in core business and the introduction of new product groups. Although the Company realized an increase in revenue of $1,150,681 for year-ended December 31, 2010 when compared to the same period ended December 31, 2009, the gains were offset by an increase in cost of goods sold during the period. The cost of goods sold for the year ended December 31, 2010 and December 31, 2009 were $11,297,755 and $10,073,108, respectively. For the year ended December 31, 2010, gross profit decreased to $1,340,834 compared to $1,414,800 for the year ended December 31, 2009. The 5.23% decrease in gross profit is attributed to a combination of increased shipping and inventory costs for the year ended December 31, 2010. Consequentially, the Company realized  a gross profit of 10.61% for the twelve months ended December 31, 2010 compared to 12.32% at December 31, 2009.

The Company continued to lower its selling, general and administrative (SGA) expense during the year ended December 31, 2010. Our SGA was $86,808 or 4.51% lower for the year ending December 31, 2010 as compared to the year ending December 31, 2009. The expenses of our wholly-owned subsidiary, OES, were comparable for the years ended December 31, 2010 and 2009. The expenses related to public company costs continued to decrease during the year ended December 31, 2010. Consulting and Accounting fees decreased a total of $243,357 during the year ended December 31, 2010 to $166,363 compared to $409,720 for the same period ending in 2009. Further, an approximate decrease of $97,000 in corporate payroll expense was realized for the year ending December 31, 2010 contributing to the overall decrease in expenses.

Stock-based compensation cost decreased by $294,144 during the year ended December 31, 2010 as compared to the same period in 2009 due to a reduction in the number of transactions involving the issuance of stock for services and the reduction in the price of the Company’s stock.

Interest expense decreased by $202,270 during the year ended December 31, 2010 as compared to the same period in 2009. The decrease in interest expense reflects the restructuring of interest associated with our loans from a related party.

Liquidity and Capital Resources

As of December 31, 2010, we had current assets in the amount of $2,970,163, consisting primarily of accounts receivable and inventory. On the same date, we had current liabilities of $4,356,462, consisting primarily of accounts payable, a bank line of credit, and notes payable to a related party. Thus, as of December 31, 2010, we had a working capital deficit of $1,386,299 as compared to a working capital deficit of $1,031,151 at December 31, 2009. This increase in our working capital deficit during the year ended December 31, 2010 is directly related to the addition of mezzanine financing during the year, including a related party note.

The asset-based line of credit remained $2.0 million. We were not in violation of any of the financial covenants associated with the line of credit at the December 31, 2010. The available draw balance was $85,864 at December 31, 2010.

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

The Company’s significant accounting policies are described in note 1 of our financial statements herein and Note 1 of our Form 10-K for the year ended December 31, 2010. The methodology for its estimates and assumptions are as follows:

Going Concern.

The Company incurred losses of $693,760 and $1,177,712 for the years ended December 31, 2010 and 2009, and an accumulated deficit and stockholders’ deficit of $12,176,547 and $2,001,354 and negative working capital of $1,386,299 at December 31, 2010.

Although revenue increased for the year ended December 31, 2010 as a result of sustained efforts to expand our customer base and product lines, the company has not realized the sustained improvements in profitability. We continue to employ a combination of proactive purchasing strategies, supply chain management, and other operational controls. Further in its effort to eliminate current operating losses, the business plan of the Company’s new management is focused on increasing revenues through a combination of meeting the growing demand for automotive engine management replacement parts, larger scheduled customer orders, new domestic dealers and Asian product sourcing and reductions of operating expenses. New Asian suppliers are being identified and qualified to accomplish significant cost savings that will allow the Company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock based charges, the allowance for bad debts and the valuation of investments.

Revenue Recognition

The Company recognizes revenue when the following conditions have been met: there is persuasive evidence an arrangement exists which includes a fixed price, there is reasonable assurance of collection, the services or products have been provided and delivered to the customer, no additional performance is required, and title and risk of loss has passed to the customer.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy.  Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable.

Share-Based Payments

ASC 718, Stock Compensation requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award.

We record the grant date fair value of stock-based compensation awards as an expense over the vesting period of the related stock options.  In order to determine the fair value of the stock options on the date of grant, we use the Black-Scholes-Merton option-pricing model.  Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.  Although the risk-free interest rates and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

We use an expected stock-price volatility assumption that is based on historical volatilities of our common stock and we estimate the forfeiture rate and option life based on historical data related to prior option grants.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011.  The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

Off Balance Sheet Arrangements

As December 31, 2010, there were no off balance sheet arrangements.

Contractual Obligations

As of December 31, 2010, we were obligated for $73,500 in future lease payments through 2011for the office and warehouse space at 5422 Carrier Drive in Orlando, Florida.

Item 8.	Financial Statements

Index to Financial Statements:

Audited Financial Statements:

 To The Board of Directors and Stockholders

General Automotive Company
Orlando, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of General Automotive Company and subsididaries ("the Company") as of December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Automotive Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced losses of $693,760 and $1,177,712 for the years ended December 31, 2010 and 2009. In addition, the Company has working capital and stockholder deficits of $1,399,359 and $2,001,354 at December 31, 2010 and 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants
Tampa, Florida
April 15, 2011

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

/s/ Silberstein Ungar, PLLC
Bingham Farms, Michigan

March 28, 2010

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2010	2009

Assets
Current assets:
Cash	$5,410	3,701
Accounts receivable, net	1,858,598	1,424,711
Inventories	1,059,925	224,333
Other current assets	46,230	506,740
Total current assets	2,970,163	2,159,485
Property and equipment, net	25,794	26,099
Other assets, net	3,336	188,433
	$2,999,293	2,374,017

Liabilities and Shareholders’ deficit

Current liabilities:
Accounts payable	$1,571,355	$1,246,666
Line of credit	1,555,033	1,177,686
Accrued expenses	462,811	299,387
Notes payable	107,263	6,897
Notes payable to related parties	660,000	460,000
Total current liabilities	4,356,462	3,190,636

Long-term notes payable	644,185	120,002

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized	-	-
Common stock; $0.001 par value; 90,000,000 shares authorized, 18,354,417 issued and outstanding at December 31, 2010 and 23,854,417 issued and outstanding at December 31, 2009	18,354	23,854
Additional paid-in capital	10,156,839	10,522,312
Accumulated deficit	(12,176,547)	(11,482,787)
Total shareholders’ deficit	(2,001,354)	(936,621)
	$2,999,293	$2,374,017

See accompanying notes to consolidated financial statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009
Revenues	$12,638,589	11,487,908
Costs of goods sold	11,297,755	10,073,108
Gross profit	1,340,834	1,414,800

Expenses:
Selling, general and administrative	1,836,511	1,923,319
Selling general and administrative - Stock based compensation	10,152	304,296
Total expenses, net	1,846,663	2,227,615
Loss from operations	(505,829)	(812,815)
Other income (expense):
Interest expense	(168,463)	(370,733)
Other, net	-	5,836
Total other expense, net	(168,463)	(364,897)

Net loss from operations	(674,292)	(1,177,712)

Loss from equity method investment	(19,468)	-

Net loss	$(693,760)	(1,177,712)

Loss per share
Basic and diluted:	$(0.04)	(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	19,710,581	17,687,494

See accompanying notes to consolidated financial statements

 GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	15,764,417	$15,764	$9,334,964	$(10,305,075)	$(954,347)

Common stock issued for services	8,090,000	8,090	352,410	-	360,500

Warrants issued in connection with debt	-	-	260,642	-	260,642
Common stock options issued in connection with consulting services	-	-	270,000	-	270,000
Compensatory common stock options issued to officers	-	-	300,000	-	300,000

Compensatory common stock options issued to employees	-	-	4,296	-	4,296

Net loss	-	-	-	(1,177,712)	(1,177,712)

Balance, December 31, 2009	23,854,417	23,854	10,522,312	(11,482,787)	(936,621)
Compensatory common stock options issued to employees	-	-	10,152	-	10,152
Warrants issued in connection with debt	-	-	5,125	-	5,125
Amortization of warrants issued in connection with debt	-	-	(1,250)	-	(1,250)
Recession of common stock Issued to Bryd Financial Group	(2,500,000)	(2,500)	(97,500)	-	(100,000)
Recession of common stock issued to Emerging Markets Consulting	(3,000,000)	(3,000)	(117,000)	-	(120,000)
Unearned stock compensation	-	-	(165,000)	-	(165,000)
Net loss				(693,760)	(693,760)
Balance, December 31, 2010	18,354,417	$18,354	$10,156,839	$(12,176,547)	$(2,001,354)

See accompanying notes to consolidated financial statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(693,760)	$(1,177,712)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	305	14,924
Stock-based compensation	10,152	304,296
Warrants issued for conversion/issuance of debt	-	260,642
Cancellation of common shares	(220,000)	-
Change in assets and liabilities of continuing opterations:
Decrease (increase) in assets:
Accounts receivable	(433,887)	(377,874)
Inventories	(835,593)	560,977
Other current assets	385,511	284,471
Other assets	95,099	-
Increase (decrease) in liabilities:
Accounts payable	324,689	(637,668)
Accrued expenses	163,423	15,859

Net cash used in operating activities	(1,204,061)	(752,085)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(35,589)
Increase in other assets	-	(168,908)
Net cash used in investing activities	-	(204,497)

Cash flows from financing activities:
Net borrowings under line of credit	377,347	381,901
Borrowings on notes payable	628,423	26,900
Borrowings on notes payable to related parties	200,000	400,000
Net cash provided by financing activities	1,205,770	808,801

Net increase (decrease) in cash	1,709	(147,781)
Cash, beginning of year	3,701	151,482

Cash, end of year	$5,410	$3,701
Supplemental disclosure of cash flow information:
Interest paid	$168,463	$110,090
Supplemental schedule of noncash financing activities:
Reclassification of unearned stock compensation	$165,000	$-
Common stock issued for services	$-	$630,500
Warrants issued in conjunction with debt	$5,125	$-

See accompanying notes to consolidated financial statements

General Automotive Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.  Summary of Significant Accounting Policies

Organization

General Automotive Company (“The Company, we, us”) is a Nevada corporation incorporated on October 7,
2005. The Company is a provider of original equipment and aftermarket automotive parts.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of General Automotive Company and its wholly-owned subsidiary, OE Source, LC, and (“OES”), and PVP, Inc. (collectively, the “Company”). All significant intercompany accounts, transactions and profits are eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock based charges, the valuation of the reserve for bad debts and the valuation of investments.

Revenue Recognition

The Company recognizes revenue when the following conditions have been met: there is persuasive evidence an arrangement exists which includes a fixed price, there is reasonable assurance of collection, the services or products have been provided and delivered to the customer, no additional performance is required, and title and risk of loss has passed to the customer.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy.  Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. The allowance for doubtful accounts was $12,688 at December 31, 2010 and 2009.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling of products is recorded as product revenue.  The related costs are recorded as cost of sales.

    Inventories

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

Accounting for Long-Lived Assets

We periodically perform impairment tests on each of our long-lived assets, including goodwill and other intangible assets.  In doing so, we evaluate the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected cash flow to be derived from the asset.

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Where practicable, we will obtain an independent valuation of intangible assets, and place reliance on such valuation.  Then on an ongoing basis, we use the weighted-average probability method outlined in ASC 360, Property, Plant, and Equipment, to estimate the fair value. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

According to ASC 360, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We follow the two-step process outlined in ASC 360 for determining if an impairment charge should be taken: (1) the expected undiscounted cash flows from a particular asset or asset group are compared with the carrying value; if the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized, but if the expected undiscounted cash flows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cash flows.  The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes.  In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes.  For purposes of discounting cash flows, we use a discount rate equal to the yield on a zero-coupon US Treasury instrument with a life equal to the expected life of the intangible asset or asset group being tested.

Share-Based Payments

ASC 718, Stock Compensation requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award.

We record the grant date fair value of stock-based compensation awards as an expense over the vesting period of the related stock options.  In order to determine the fair value of the stock options on the date of grant, we use the Black-Scholes-Merton option-pricing model.  Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.  Although the risk-free interest rates and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

We use an expected stock-price volatility assumption that is based on historical volatilities of our common stock and we estimate the forfeiture rate and option life based on historical data related to prior option grants.

Financial Instruments

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash, accounts receivables, related party notes payable, accounts payable and accrued expenses are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s line of credit and notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. The Company does not have any Level 2 or Level 3 assets and liabilities.

Income Taxes (Benefits)

We compute income taxes in accordance with FASB ASC Topic 740, Income Taxes.  Under ASC 740, provisions for income taxes are based on taxes payable or refundable during each reporting period and changes in deferred taxes.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.   Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  Deferred taxes are classified as current or non-current depending on the classifications of the assets and liabilities to which they relate.   Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

We follow the guidance in FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares is adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.

Comprehensive Income

We report comprehensive income in accordance with ASC 220, Comprehensive Income.  This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity.

The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the years ended December 31, 2010 and 2009.

Equity Method Investments

Investments in unconsolidated subsidiaries, jointly owned companies, and other investees in which the company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses.

Reclassifications

Certain amounts as of and for the year ended July 31, 2009, have been reclassified in the comparative financial statements to be comparable to the presentation for and as of the year ended December 31, 2010.  These reclassifications had no effect on net loss as previously reported.

Recent accounting pronouncements

The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011.  The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2  Going Concern

The Company incurred losses of $693,760 and $1,177,712 for the years ended December 31, 2010 and 2009, and had an accumulated deficit and stockholders’ deficit of $12,176,547 and $2,001,354 and negative working capital of $1,399,359 at December 31, 2010.

Although revenue increased for the year ended December 31, 2010 as a result of sustained efforts to expand our customer base and product lines, the company has not realized the sustained improvements in profitability. We continue to employ a combination of proactive purchasing strategies, supply chain management, and other operational controls. Further in its effort to eliminate current operating losses, the business plan of the Company’s new management is focused on increasing revenues through a combination of meeting the growing demand for automotive engine management replacement parts, larger scheduled customer orders, new domestic dealers and Asian product sourcing and reductions of operating expenses. New Asian suppliers are being identified and qualified to accomplish significant cost savings that will allow the Company to offer reduced prices to its current customer base for larger quantity orders while increasing gross profit margins.

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

3.  Equity Method Investment

The company holds a 36.18% interest in Greencell, Inc. In 2010 when the company's share of losses equaled the carrying value of its investment, the equity method of accounting was suspended, and no additional losses were charged to operations. The company's unrecorded share of Greencell, Inc. loss for 2010 totaled $220,943. In 2010 Greencell, Inc. reported a loss of $664,429, of which the company's share was $240,411. Accordingly, the company has included $19,468 in its net loss for 2010, representing the Company's share of Greencell’s loss for 2010 up to the amount of its investment.

Summarized unaudited financial information for Greencell, Inc. is as follows:
Current assets              $    10,528
Total assets                  $    31,028
Total liabilities             $    25,994
Stockholders’ Equity   $    81,079
Revenue                       $             -
Net (loss)                     $ (664,429)

4. Property, Plant, and Equipment. Property, plant and equipment consist of the following:

December 31,	2010	2009
Electronic data processing equipment	$21,617	$21,617
Furniture and fixtures	21,796	21,796
Automobiles	35,590	35,590
	79,003	79,003
Less: accumulated depreciation	(53,209)	(52,904)
	$25,794	$26,099

For the years ended December 31, 2010 and 2009, depreciation expense totaled approximately $305 and $14,924, respectively.

5.	Accrued Expenses. Accrued expenses consist of the following:

December 31,	2010	2009
Interest	$-	$5,000
Other	462,811	294,387
	$462,811	$299,387

6.
Line of credit. On August 28, 2008 the Company’s wholly-owned subsidiary, OES, entered into a new $2.0 million line of credit (“OES Line”). The OES Line carries an interest rate of prime plus 1.0% (4.25% at December 31, 2010). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line is a note payable due on demand and is subject to certain financial covenant ratios and was guaranteed by the Company. At December 31, 2010, the outstanding balance of the OES Line was $1,555,033. Draws under the line are limited to 85% of eligible accounts receivable and 50% of inventory. As of December 31, 2010, $85,864 was available under the line. Interest charged to operations on the line of credit was approximately $53,300 for the year ended December 31, 2010.

7.	Notes Payable

Related Parties.

During 2006 the Company secured a $200,000 loan from a related party with interest at 7% per annum. Subsequently $40,000 was repaid leaving a balance of $160,000. This note is due on demand.  Interest associated with this loan in the amount of $12,623 has been charged to operations for the year ended December 31, 2010.

On April 20, 2009 the Company secured a $300,000 loan from a related party. The principal was due and payable on May 5, 2009.  As of December 31, 2010 $150,000 had been repaid and $150,000 of the principal amount remains outstanding and accrued interest at an annual rate of 20% that is calculated based upon a 360-day year.  On August 18, 2010 the annual interest rate of 20% was reduced to 12% per annum. Interest associated with this loan in the amount of $33,405 has been charged to operations for the year ended December 31, 2010.

On February 8, 2010 the Company secured a $100,000 loan from a related party.  The principal was due and payable in full on February 7, 2011.  The note is currently due on demand. The principal accrues interest at an annual rate of 10% that is calculated based upon a 360-day year.  Interest is accrued and paid monthly.  Through December 31, 2010, interest in the amount of $9,319 has been charged to operations.

On August 18, 2010, the Company entered into a loan agreement with a related party in which the Company secured an additional $250,000 loan. The annual interest rate of 12% is due in monthly installments, with the principal becoming due and payable on August 18, 2011. The new loan agreement allows the holder to convert all or a portion of the principal balance and accrued interest of all outstanding notes into the Company’s common shares at a fixed rate of $0.05 per share subject to adjustment for stock splits and reverse stock splits. Through December 31, 2010 $10,000 of interest has been charged to operations.

December 31,	2010	2009
Unsecured notes payable, due December 31, 2010 and 2009 with a various rates from 7% to 20%	$660,000	$460,000
Total	$660,000	$460,000

Promissory Notes

During 2009 the Company borrowed $100,000 evidenced by a promissory note due 24 months from the issue date bearing interest at 12% per annum.

During 2010 the Company borrowed an aggregate of $635,000 evidenced by promissory notes due 24 months from the issue dates bearing interest at 12% per annum.

In conjunction with the notes the Company issued an aggregate of 157,500 warrants to purchase common stock at $0.30 per share.

The Company estimated the value of the warrants using the Black-Scholes option pricing model with the following assumptions:

 Risk free interest rate  2%; Expected Volatility 238%; expected life 3 years; dividend rate 0%

The fair value of the options aggregated $5,125 which was recorded as a reduction in the principal balance of the debt and an increase in paid in capital. The fair value is being amortized over the term of the notes. During 2010 $1,250 was recorded as interest expense and the principal balance of the notes and paid in capital were adjusted for this interest.

The balance of the notes is payable as follows:

Due 2011: $100,000
Due 2012: $631,125 ($635,000 less the unamortized discount of $3,875)

Other

During August, 2008 the Company borrowed $35,590from Huntington National Bank which is secured by an automobile and bears interest at 7.5% per annum. As of December 31, 2010 the remaining balance of the note is $20,323 and is due August 2013.

The note is payable as follows:
2011	$7,263
2012	7,865
2013	5,195
$20,323

8.	Income Taxes. The components of deferred tax assets consist of the following:

December 31,	2010	2009
Deferred tax assets:
Stock based compensation	$10,000	$300,000
Other items

Net operating loss carryforward	3,345,000	3,179,000

Gross deferred tax assets	3,355,000	3,479,000
Valuation allowance	(3,355,000)	(3,479,000)

Net deferred tax asset	$—	$—

 A reconciliation of provision (benefit) for income taxes to income taxes at statutory rate is as follows for 2010 and 2009:

	2010	2009
Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.5)%	(3.5)%
Deferred tax asset valuation allowance	37.5%	37.5%
	-0-%	-0-%

Deferred tax assets resulting from the net operating loss carry forwards and the tax effects of the carrying value of assets for tax and financial reporting differences have been offset by a valuation allowance as it is more likely than not that some portion or all of the deferred tax asset will not be utilized. The valuation allowance increased by $232,000 and $296,000 for the years ended December 31, 2010 and 2009.

As of December 31, 2010, the Company has a net operating loss carry-forward of approximately $9,100,000 that expires at various dates through 2029. As a result of the Company’s merger in February 2008, the use of the net operating loss carry-forward is limited under section 382 of the Internal Revenue Code. The principal difference between the net operating loss and the accumulated deficit for financial reporting purposes results from stock based compensation.

The Company has not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2010. Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. Due to the carry forward of net operating losses, our federal and state income tax returns are subject to audit for periods beginning in 2005.

9.	Common Stock and Equity Securities.
During the year ended December 31, 2009, the Company issued 8,090,000 shares of common stock for services. These shares were valued at their fair market value of $360,500 which was charged to operations during the year.

On October 30, 2009, 4,000,000 shares were issued to both Byrd Financial Group and EMC Consulting Group, respectively for consulting and marketing contracts. The resulting transaction reflected a fair market value aggregating $320,000 to be amortized over a six month period. On April 29, 2010, 2,500,000 shares issued to Byrd Financial Group were rescinded. Additionally, 3,000,000 issued to EMC Consulting Group were rescinded, on March 29, 2010. During the quarter ended, June 30, 2010, the fair value of the unamortized shares rescinded of $100,000 for Byrd Financial Group and $120,000 for EMC Consulting Group, which was recorded as unearned compensation was reversed.

During 2010 the Company reclassified $165,000 related to common shares issued for future services from prepaid expenses to a reduction in paid in capital.

Stock-Based Compensation.

During the year months ended December 31, 2009, the Company granted 15,115,000 options to purchase stock of the company. The Company granted the president and CEO 10,000,000 options to purchase stock of the Company at a strike price of $.04 per share over a five year period. The Chief Financial Officer was granted the option to purchase2,000,000 shares of common stock of the Company at a strike price of $.04 per share over a five year period. The Chief Operating Officer was granted the option to purchase 3,000,000 shares of common stock of the Company over a five year period at a strike price of $.04 per share. The total of options granted to officers of the Company was 15,000,000 shares and were fully vested at the grant date. The company calculated the fair value of these options at grant date. Based on the circumstances of the Company at the time, a volatility rate of 146% and a risk free interest rate of 2.71% was used in the Black-Scholes model to compute a fair value of $300,000 for these options. An additional 115,000 options to purchase stock of the Company were issued in December 2009 to employees as an employment incentive. These shares were fully vested at the grant date and were issued at an exercise price of 10 day moving market average per share over a five year period.

Stock Warrants and Options. As of December 31, 2010, there were outstanding warrants, consultant options and officer and director options for the purchase of 31,595,000 shares, with a weighted average strike price of $0.07.

The Company estimates the fair value of all warrants and options issued during the period using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 90%, 129%, 113%, and 146% volatility, risk-free interest rates of 3.34% to 1.55% and expected lives of 3 and 5 years.

There were no additional stock, stock options or warrants issued for services or cash for the year ended December 31, 2010.

               A summary of option activity presented below:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2009	31,595,000	$0.07	3.50	$286,450
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	31,595,000	$0.07	3.50	$286.450

Exercisable at December 31, 2010	31,595,000	$0.07	3.50	$286,450

As of December 31, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $286,450and the aggregate intrinsic value of currently exercisable stock options was approximately $286,450.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.05 closing stock price of the common stock on December 31, 2010. There were 31,595,000 in-the-money options outstanding and exercisable as of December 31, 2010.

As there were no options exercised during the year ended December 31, 2010, there was no intrinsic value of options exercised.

The total fair value of options granted during the year ended December 31, 2010, was approximately $0 (none were granted).

The following table summarizes information about fixed price stock options at December 31, 2010:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$.04	31,595,000	3.50	$0.07	31,595,000	$0.07

Loss per Common Share.

Common share equivalents of 34,515,784 and 5,753,284 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the years ended December 31, 2010 and December 31, 2009, respectively, as their effect would have been anti-dilutive.

10.
Joint Venture

On July 22, 2008, the Company and SenCer Inc., a New York corporation (“SenCer”), formed General Automotive Advanced Technology Group, LLC (the “Joint Venture”). In connection therewith, the Company and SenCer entered into an Operating Agreement which sets forth the regulations, terms and conditions under which the Joint Venture will be operated.

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

The Company entered into a new joint venture agreement with SenCer on December 7, 2009 (see Note 3).  The Company shall now hold a 33.3% membership interest in the Joint Venture, GreenCell, Inc.. SenCer shall initially hold 33.3% membership interest in the Joint Venture. The remaining 33.34% membership interest will be part of an initial public offering.

11.
Commitments and Contingencies

Operating Lease Obligations – The Company leases property under non-cancelable operating leases which expire at various dates through November 2011. The minimum future rental payments under all non-cancelable operating leases are approximately $73,500 in 2011.

Rent expense incurred under operating leases amounted to approximately $90,615 and $85,709 for the years ended December 31, 2010 and 2009, respectively.

Litigation – In the ordinary course of business, the Company is subject to certain litigation. In the opinion of management, such litigation does not have a significant adverse effect on the financial position of the Company.

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

We have an employment agreement in place with Ms. Powell Joseph that retains her through December 31, 2012. Effective October 30, 2009, this agreement provides a starting salary of $65,000 per year. Ms. Powell Joseph is eligible to receive cash bonuses at the discretion of the board of directors. The Company granted options to purchase 2,000,000 shares of Company stock. We have also provided Ms. Powell Joseph with health insurance.

We have an employment agreement in place with Mr. Alford that retains him as our Chief Operating Officer through December 31, 2012. Mr. Alford will receive a base salary of $112,000 per year. The Company granted options to purchase 3,000,000 shares of Company stock. We have also provided Mr. Alford with health insurance.

12.
Concentrations. The Company sells the majority of its products to two customers. During the year ended December 31, 2010, sales to these two customers were approximately 61%, and 30% of total revenues. During the year ended December 31, 2009, sales to these two customers accounted for approximately 65% and 31% of total revenues. At December 31, 2010, approximately 94% of accounts receivable is due from these customers.

The Company expanded its purchasing concentration from two major vendors for the year ended December 31, 2009 to four vendors as of December 31, 2010.This shift in purchasing practices accounted for approximately 41%, 10%, 7%, and 7% from these respective vendors for the year ended December 31, 2010. Comparatively during the year ended December 31, 2009, purchases from two suppliers were approximately 44% and 24% of total purchases.

13.	Subsequent Events. There have been no reportable subsequent events as of April 15, 2011.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on Form 8K filed October 12, 2010, by action of the Registrant’s Board, Silberstein Ungar, PLLC, the independent registered public accounting firm who had been engaged as the principal accountant to audit the Registrant’s financial statements, was dismissed. On October 12, 2010, the Board of Directors of the Registrant approved the engagement of Kingery & Crouse PA, as the new independent registered public accounting firm.

The Silberstein Ungar, PLLC report on the Registrant’s financial statements for the fiscal year ended December 31, 2009 did not contain adverse opinions or disclaimers of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle, except as follows:

The audit report for the year ended December 31, 2009 contained an uncertainty about the Registrant’s ability to continue as a going concern.

During the year ended December 31, 2009 and through October 12, 2010, there have been no disagreements with Silberstein Ungar, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Silberstein Ungar, PLLC, would have caused it to make a reference to the subject matter of the disagreements in its reports on the Registrant’s financial statements for such years. During the year ended December 31, 2009 and through October 12, 2010, there were no “reportable events”, as described in Item 304(a)(1)(v) of Regulation S-K.

During the two fiscal year periods ended December 31, 2008 and 2009 and subsequent interim periods until the engagement of Kingery & Crouse PA, neither the Company, nor anyone on its behalf, consulted with Kingery & Crouse PA on any matters described in Item 304(a)(2) of Regulation S-K. Kingery & Crouse PA was engaged by the Registrant on October 12, 2010.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, we determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Controls Over Financial Reporting.

The recommendations to remediate deficiencies as reported in our 2007 Form 10-KSB, Item 8A, Management’s Annual Report on Internal Control Over Financial Reporting, filed on April 14, 2008, and the actions taken in the twelve month period ended December 31, 2010 are as follows:

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

3.
Create and implement written accounting policies and procedures and written authority and approval policies and procedures for the transactions of the Company. Limited written policies are in place as of December 31, 2010. It is our plan to have these in place before the end of the current fiscal year.

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

Item 9B.	Other Information. As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 9B. Other Information.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages as of March 26, 2010 and their positions.

Name	Age	Office(s) Held
Dan Valladao	47	President, CEO, and Director
Shawn Powell Joseph	45	Chief Financial Officer
Tim Alford	50	Chief Operating Officer and Director
Kenneth Adams	65	Director

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dan Valladao,	2010	120,000	2,000	-	-	-	122,000
President, CEO, Director	2009	124,616	1,000	200,000	-	-	325,616

Shawn Powell Joseph	2010	65,000	2,000	-	-	-	67,000
CFO	2009	67,500	2,500	40,000	-	-	110,000
Tim Alford,	2010	112,000	2,000	-	-	-	114,000
COO, Director	2009	122,534	1,000	60,000	-	-	183,534

Kenneth Adams,	2010	-	-		-	6,000	6,000
Director	2009	-	-		-	1,500	1,500

Joe DeFrancisci	2010	-	-	-	-	-	-
Former President, CEO, Director	2009	152,308	-	-	-	22,500	174,808
Harry Christenson,	2010	-	-	-	-	-	-
Former CFO	2009	37,798	-	-	-	-	37,798

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

We have an employment agreement in place with Ms. Powell Joseph that retains her through December 31, 2012. Effective October 30, 2009, this agreement provides a starting salary of $65,000 per year. Ms. Powell Joseph is eligible to receive cash bonuses at the discretion of the board of directors. The Company granted options to purchase 2,000,000 shares of Company stock. We have also provided Ms. Powell Joseph with health insurance.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Dan Valladao, President, CEO, Director	Shawn Powell Joseph, CFO	Tim Alford, COO, Director	Kenneth Adams, Director	Dan Valladao, VP, Director	Tim Alford, President OES, Director	Joe DeFrancisci, Former President, CEO	Harry Christenson, Former CFO
OPTION AWARDS
Number of Securities Underlying
Unexercised Options (#) Exercisable	10,000,000	2,000,000	3,000,000	400,000	400,000	400,000	1,150,000	600,000

Number of Securities Underlying Unexercised Options
(#) Unexercisable	0	0	0	0	0	0	0	0
Equity Incentive Plan Awards:
Number of Securities Underlying Unexercised Options
Unexercised Unearned Options (#)	0	0	0	0	0	0	0	0
Option Exercise Price	$0.04	$0.04	$0.04	$0.385	$0.385	$0.385	$0.385	$0.385
Option Expiration	10/30/2012	10/30/2012	10/30/2012	11/3/2011	11/3/2011	11/3/2011	11/3/2011	11/3/2011

STOCK AWARDS
Number of Shares or Units that
Have Not Vested (#)	0	0	0	0	0	0	0	0
Market Value of Shares or Units
That Have Not Vested ($)	0	0	0	0	0	0	0	0
Equity Incentive Plan Awards:
Number of Unearned Shares, Units or	0	0	0	0	0	0	0	0
Other Rights that Have Not Vested (#)	0	0	0	0	0	0	0	0
Equity Incentive Plan Awards:	0	0	0	0	0	0	0	0
Value of Unearned Shares, Units or
Other Rights that Have Not Vested ($)	0	0	0	0	0	0	0	0

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2010.

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dan Valladao	-	-	-	-	-	-	-
President, CEO, Director

Tim Alford,	-	-	-	-	-	-	-
COO, VP, Director

Kenneth Adams,	6,000	-	-	-	-	-	6,000
Director

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

We have an employment agreement in place with Ms. Powell Joseph that retains her through December 31, 2012. Effective October 30, 2009, this agreement provides a starting salary of $65,000 per year. Ms. Powell Joseph is eligible to receive cash bonuses at the discretion of the board of directors. The Company granted options to purchase 2,000,000 shares of Company stock. We have also provided Ms. Powell Joseph with health insurance.

We have an employment agreement in place with Mr. Alford that retains him as our Chief Operating Officer through December 31, 2012. Mr. Alford will receive a base salary of $112,000 per year. The Company granted options to purchase 3,000,000 shares of Company stock. We have also provided Mr. Alford with health insurance.

Stock Option Plans

We did not have a stock option plan in place as of December 31, 2010.

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

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 18,354,417 Shares of Common Stock issued and outstanding and 34,473,284 Warrants and Options issued, outstanding and exercisable within 60 days as of December 31, 2010. Addresses for all of the individuals listed in the table below are c/o General Automotive Company, 5422 Carrier Drive, Suite 309, Orlando, FL 32819.

Title of class	Name and address of beneficial owner (2)	Amount of beneficial ownership (1)		Percent of class
Current Executive Officers & Directors:
Common	Dan Valladao	12,715,751	Share	24.07%
Common	Tim Alford	3.703,560	Shares	7.01%
Common	Shawn Powell Joseph	2,000,000	Shares	3.79%
Common	Kenneth Adams	400,000	Shares	0.76%
Total of All Current Directors and Officer:		18,819,311	Shares	35.62%
More than 5% Beneficial Owners
Common	Douglas J. Nagel, Trustee of the Douglas J. Nagel Revocable Trust	18,972,623	Shares	35.91%

(1)Includes all currently issued and outstanding shares, shares underlying warrants convertible within 60 days and shares underlying options exercisable within 60 days.
(2)As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

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

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$30,745	$12,285	$0	$0
2009	$35,218	$36,321	$0	$0

Item 15.	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Automotive Company

By:	/s/ Dan Valladao
Dan Valladao Chief Executive Officer
April 15, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Shawn Powell Joseph
Shawn Powell Joseph Chief Financial Officer
April 15, 2011