Form 10-Q
period 2011-05-23
GENERAL AUTOMOTIVE CO
filed 2011-05-23
CIK 1376668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,354,417 common shares as of May 23, 2011.

Part I		Page
Item 1.	Financial Statements	3
	Consolidated Condensed Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010 (audited)	3
	Consolidated Condensed Statements of Operations – Three months ended march 31, 2011 and 2010 (unaudited)	4
	Consolidated Condensed Statements of Cash Flows – Three months ended March 31, 2011 and 2010 (unaudited)	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2. Item 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures about Market Risk	9
Item 4T. Part II Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6.
Controls and Procedures

Legal Proceedings
Risk Factors
Unregistered Sales of Equity Securities and Use of Proceeds
Defaults upon Senior Securities
[Removed and Reserved]
Other Information
Exhibits
Signatures

		12 13 14

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$64,251	$5,410
Accounts receivable, net	2,025,427	1,858,598
Inventories	920,363	1,059,925
Other current assets	39,096	46,230
Total current assets	3,049,137	2,970,163
Property and equipment, net	24,015	25,794
Other assets, net	2,083	3,336
	$3,075,235	$2,999,293

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$1,323,418	$1,571,355
Line of credit	1,665,150	1,555,033
Accrued expenses	610,852	462,811
Notes payable	297,409	107,263
Notes payable to related parties	660,000	660,000
Total current liabilities	4,556,829	4,356,462

Long-term notes payable	592,389	644,185

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 shares authorized, 18,354,417 issued and outstanding at March 31, 2011 and 18,354,417 issued and outstanding at December 31, 2010	18,354	18,354
Additional paid-in capital	10,159,450	10,156,839
Accumulated deficit	(12,251,787)	(12,176,547)
Total shareholders’ deficit	(2,073,983)	(2,001,354)
	$3,075,235	$2,999,293

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2011	2010
Revenues	$3,702,302	$2,530,584
Costs of goods sold	3,296,157	2,270,161
Gross profit	406,145	260,423

Expenses:
Selling, general and administrative	419,828	487,002

Total expenses, net	419,828	487,002
Loss from operations	(13,683)	(226,579)
Other income (expense):
Interest expense	(61,350)	(35,627)
Total other expense, net	(61,350)	(35,627)

Net loss from operations	(75,033)	(262,206)

Loss from equity method investment	(207)	-

Net loss	$(75,240)	$(262,206)

Loss per share
Basic and diluted:	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	18,854,417	23,854,417

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS (Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:

Net cash provided by (used in) operating activities	$(184,626)	$77,130

Cash flows from investing activities:
Decrease in other assets	-	1,251
Net cash provided by investing activities	-	1,251

Cash flows from financing activities:
Net borrowings under lines of credit	110,117	(92,731)
Borrowings on notes payable	135,000	248,372
Repayment of notes payable	(1,650)	-
Repayments of notes payable to related parties	-	(100,000)

Net cash provided by financing activities	243,467	55,641

Net increase (decrease) in cash	58,841	134,022
Cash, beginning of year	5,410	3,701

Cash, end of period	$64,251	$137,723
Supplemental disclosure of cash flow information:
Interest paid	$61,350	$34,984

See accompanying notes to consolidated financial statements

ITEM 1. Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Consolidated Financial Statements.

In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of General Automotive Company and its subsidiaries (collectively, the “Company”) at March 31, 2011 and December 31, 2010 and the results of its operations and cash flows for the three month periods ended March 31, 2011 and 2010. The financial information included herein is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Regulation S-X. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the three period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

Going Concern.

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred losses in the current quarter of $75,240 and has an accumulated deficit of $12,251,787 at March 31, 2011. The Company’s current liabilities exceeded its current assets by $1,507,692 as of March 31, 2011. Additionally the Company is reporting a shareholders’ deficit of $2,073,983 as of March 31, 2011 as compared to a shareholders’ deficit of $2,001,354 at December 31, 2010. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

Earnings (loss) per share.

Basic earnings (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debt using the treasury stock method. Adjustments to earnings per share calculation include reversing interest related to the convertible debts and changes in derivative instruments. During periods when losses are incurred dilutive common shares are not considered in the EPS computations as their effect would be anti-dilutive. Common share equivalents of 34,448,284 sharesat March 31, 2011 and 21,262,451 shares at March 31, 2010 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three month period ended March 31, 2011 and March 31, 2010 as their effect would have been anti-dilutive.

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

Recent accounting pronouncements.

The Company does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements.

2. Debt.

Line of credit

The Company’s wholly owned subsidiary, OES, operates under a revolving line of credit with a bank. The maximum borrowing under this OES Line is $2,000,000 and carries an interest rate of prime plus 1.0% (3.25% at March 30, 2011). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line is a note payable on demand, is subject to certain financial covenant ratios and was guaranteed by the Company. At March 31, 2011, the Company was not in default of the covenants agreements associated with the line of credit. At March 31, 2011, the outstanding balance of the OES Line was $1,665,150. Draws under these lines are limited to 85% of eligible accounts receivable and 50% of inventory and as such our unused portion of the line was $44,691 at March 31, 2011.

  Promissory Notes

During 2009 the Company borrowed $100,000 evidenced by a promissory note due 24 months from the issue date bearing interest at 12% per annum.

During 2010 the Company borrowed an aggregate of $640,000 evidenced by promissory notes due 24 months from the issue dates bearing interest at 12% per annum.

During the three month period ending March 31, 2011 the Company borrowed and aggregate of $135,000 evidenced by promissory notes due 24 months from the issue date bearing interest at 12% per annum.

In conjunction with the notes the Company issued an aggregate of 170,000 warrants to purchase common stock at $0.30 per share.

The Company estimated the value of the warrants using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate – 2%; Expected Volatility 238%; expected life 3 years; dividend rate 0%

The fair value of the options aggregated $5,125 which was recorded as a reduction in the principal balance of the debt and an increase in paid in capital. The fair value is being amortized over the term of the notes.

The balance of the notes is payable as follows:

Due 2011: $100,000
Due 2012: $636,125 ($640,000 less the unamortized discount of $3,875)
Due 2013: $135,000

Other

During August, 2008 the Company borrowed $35,590 from Huntington National Bank which bears interest at 7.5% per annum. As of March 31, 2011 the remaining balance of the note is $18,673 and is due July 2013.

3. Common Stock and Equity Securities.

There were no additional common shares, stock options or warrants issued for services or cash for the three months ended March 31, 2011.

  A summary of option activity presented below:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2010	31,595,000	$0.07	3.25	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired				-
Outstanding at March 31, 2011	31,595,000	$0.07	3.25	-

Exercisable at March 31, 2011	31,595,000	$0.07	3.25	$ -

As of March 31, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $0.00 and the aggregate intrinsic value of currently exercisable stock options was approximately $0.00.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.03 closing stock price of the common stock on March 31, 2011. There were no in-the-money options outstanding and exercisable as of March 31, 2011.

Since there were no options exercised during the three months ended March 31, 2011, there was no intrinsic value of options exercised.

The total fair value of options granted during the three months ended March 31, 2011, was approximately $0 (none were granted).

The following table summarizes information about fixed price stock options at March 31, 2011:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$.07	31,595,000	3.25	$0.07	31,595,000	$0.07

4. Equity Method Investment

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

During the three months ended March 31, 2011, the Company advanced an additional $207 to Greencell. The company's unrecorded share of Greencell, Inc. loss for the three months ended March 31, 2011 totaled $36,801. During the three months ended March 31, 2011, Greencell, Inc. reported a loss of $102,289, of which the company's share was $38,008. Accordingly, the company has included $207 in its net loss for the three months ended March 31, 2011, representing the Company's share of Greencell’s loss for 2011 up to the amount of its investment.

Summarized unaudited financial information for Greencell, Inc. as of and for the three months ended March 31, 2011, is as follows:

Current assets	$67,017
Total assets	$67,017
Total liabilities	$295,078
Stockholders’ Equity	$(228,061)
Revenue	$-
Net loss	$(102,289)

5. Acquisition Event. On February 5, 2010 the Company announced that it had signed an agreement to acquire privately held S.P.E.C., Inc. based in Birmingham, AL (SPEC) for 750,000 restricted shares of its common stock plus $2,065,000 cash.  Closing of the SPEC transaction is subject to completion of due diligence and other considerations.

The transaction was scheduled to close by April 15, 2010, but did not as we were unable to secure the financing necessary to close.  On or about April 15, 2010, the parties informally agreed to extend the closing dated to May 31, 2010, which period has also expired without the transaction closing as we were unable to secure the financing necessary to close.  As of March 31, 2011, S.P.E.C., Inc. has not declared a default.  However, it now appears unlikely that we will be able to secure a source of financing that will enable us to close the transaction.  Even if we were able to secure the necessary financing, there can be no assurance that S.P.E.C., Inc. will agree to close the transaction as the parties have not executed a written extension of the closing date.

    6. Concentrations

During the three months ended March 31, 2011, the Company sold the majority of its products to two customers. During the quarter ended March 31, 2011, sales to these two customers were approximately 63% and 27% of total revenues. During the quarter ended March 31, 2010, sales to these two customers were approximately 59% and 31% of total revenues. At March 31, 2011, the amount of accounts receivable due from these customers remained consistent with the 94% concentration at December 31, 2010.

The Company expanded its purchasing concentration from two major vendors for the quarter ended March 31, 2010 to four vendors as of March 31, 2011.  This shift in purchasing practices accounted for approximately 33%, 24%, 16%, and 8% from these respective vendors for the quarter ended March 31, 2011. Comparatively during the quarter ended March 31, 2010, purchases from two supplier were approximately 42% and 16% of total purchases.

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

Results of Operations:

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

We generated $3,702,302 in revenues from operations during the three months ended March 31, 2011, compared to $2,530,584 during the three months ended March 31, 2010. The increase of $1,171,718 (46.30%) in revenues can be attributed to an increase in purchasing volumes of one of our key customer as well as continued expansion of the Companies aftermarket parts programs. The Company continues to add new customers in the PVP subsidiary. Further, more effective product sourcing strategies within both subsidiaries have resulted in an overall increase in revenue for the period.

Our cost of goods sold during the three months ended March 31, 2011 was $3,296,157 compared to $2,270,161 for the three months ended March 31, 2010. The increase in revenue was offset by an increase in the cost of goods, resulting in a marginally higher gross profit for the three months ending March 31, 2011 when compared to the same period in 2010. The increase in cost of goods sold can be attributed to additional charges incurred to fulfill order delivery commitments to key customers. Our aggregate increase in gross profit was 55.96%, $145,722 in the three months ended March 31, 2011 as compared to the three months ended march 31, 2010. Our gross profit margin was 10.97% for the three months ended March 31, 2011 compared to 10.29% for the same period of 2010. Currently, the subsidiaries are continuing programs to increase the number of domestic and international sources for its products in addition to expanding its product offerings.

Our selling, general and administrative expenses were decreased, $66,484 (13.72%) for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The Company continues to realize improvement in selling, general and administrative expenses as a result of continued cost containment initiatives. The stock based compensation awards during the three months ended March 31, 2011 were minimal, $1,848, and were a result of amortized vesting of the employee options granted in December 2009.

Interest expense in the three months ended March 31, 2011 increased $25,723 when compared to the three months ended March 31, 2010. The interest expenses for the quarter ended March 31, 2011 of $61,350 included expense associated with the promissory note financing agreements that have been executed at various periods during 2010 and 2011.

The Company has active programs to increase revenues and reduce costs for the fiscal 2011.  We intend to further increase our margins by enhancing our sourcing efforts in Asia during 2011. Additionally public company costs continue to be monitored and where possible either eliminated or reduced.

During the three months ended March 31, 2011 we recorded a net loss of $75,240, an improvement of $186,966 compared to a loss of $262,206 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had current assets in the amount of $3,049,137, consisting primarily of, accounts receivable, and inventory. On the same date, we had current liabilities of $4,556,829, consisting mostly of accounts payable and a line of credit. Thus, as of March 31, 2011, we had a working capital deficit of $1,507,692 as compared to a working capital deficit of $1,386,299 at December 31, 2010.

Our ongoing operations consumed more cash during the three months ended March 31, 2011 than they generated in the three months ended March 31, 2010.  As of March 31, 2011, we expect that the cash flows derived from our existing ongoing operations together with our cash resources available under the OES Line of credit are unlikely to be sufficient to meet our needs for the next twelve months.  In order to bridge these short term cash needs, since approximately October 2009, we have been raising additional working capital by selling short term promissory notes in private transactions.  As of December 31, 2009, we had borrowed $100,000 through these efforts and as of March 31, 2011, we had raised a total of $870,000.  The notes are generally due within 24 months of initial issuance and bear interest at a rate of 12%.  Our ability to repay these notes, as well as to continue to obtain the cash necessary to meet our ongoing operational needs over the next twelve months, is dependent upon our ability to either raise additional capital through the sales of debt or equity or upon an improvement in cash flows from our ongoing operations.  There can be no assurance that we will be able to raise the capital necessary to meet these commitments on favorable terms or at all, nor can there be any assurance that we will be successful in improving our existing operations such that they will generate sufficient cash flows for meet our liquidity needs over the next twelve months.  If we are unable to do so our business and operations will be adversely affected.

Our ability to satisfy our liquidity needs over the longer term is contingent upon a combination of improved revenues/gross profit from our existing operations and any additional operations we are able to obtain from acquisitions or joint-venture transaction. Our management is actively seeking to acquire additional, complementary businesses or joint venture opportunities that will enhance the value of the Company as wells as improve our cash flows.  Our Management has invested time evaluating several proposals for possible acquisition or joint-venture, however, majority of these opportunities were not pursued and none have closed during the period ended March 31, 2011. There can be no assurance that we will be able to identify and acquire complementary businesses or enter into joint ventures on favorable terms or at all, nor can there be any assurances that we will be successful in improving our existing operations such that they will generate sufficient cash flows for meet our long term liquidity needs.  If we are unable to do so our business and operations will be adversely affected.

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

Going Concern.

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred losses in the current quarter of $75,240 and has an accumulated deficit of $12,251,787 at March 31, 2011. The Company’s current liabilities exceeded its current assets by $1,507,692 as of March 31, 2011. Additionally the Company is reporting a shareholders’ deficit of $2,073,983 as of March 31, 2011 as compared to a shareholders’ deficit of $2,001,354 at December 31, 2010. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s significant estimates include the allowance for bad debts and the valuation of inventory.

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

Recent Accounting Pronouncements

 The Company does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements

Off Balance Sheet Arrangements

As March 31, 2011, there were no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to the Company because we are a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2011, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of march 31, 2011 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended December 31, 2010.

During the fiscal quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2010, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

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

GENERAL AUTOMOTIVE COMPANY

By:      /s/ Dan Valladao
Dan Valladao
Chief Executive Officer
May 23, 2011

By:      /s/ Shawn Powell Joseph
Shawn Powell Joseph
Chief Financial Officer
May 23, 2011