Form 10-Q
period 2011-06-30
GENERAL AUTOMOTIVE CO
filed 2011-08-15
CIK 1376668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,354,417 common shares as of August 15, 2011.

Part I
Item 1.	Financial Statements	3
	Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010 (audited)	3
	Consolidated Statements of Operations – Three and six months ended June 30, 2011 and 2010 (unaudited)	4
	Consolidated Statements of Cash Flows – Six months ended June 30, 2011 and 2010 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2. Item 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures about Market Risk	8 11
Item 4T. Part II Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6.
Controls and Procedures

Legal Proceedings
Risk Factors
Unregistered Sales of Equity Securities and Use of Proceeds
Defaults upon Senior Securities
[Removed and Reserved]
Other Information
Exhibits
Signatures

		12 13

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$-	$5,410
Accounts receivable, net	1,564,789	1,858,598
Inventories	969,054	1,059,926
Other current assets	30,160	46,230
Total current assets	2,564,003	2,970,164
Property and equipment, net	22,235	25,794
Other assets, net	833	3,335
	$2,587,071	$2,999,293

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$1,301,032	$1,571,355
Bank overdraft	14,802	-
Line of credit	1,224,609	1,555,033
Accrued expenses	626,015	462,810
Notes payable -Current	652,025	107,263
Notes payable to related parties	760,000	660,000
Total current liabilities	4,578,483	4,356,461

Long-term notes payable	281,125	644,185

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 shares authorized, 18,354,417 issued and outstanding at June 30, 2011 and 18,354,417 issued and outstanding at December 31, 2010	18,354	18,354
Additional paid-in capital	10,161,596	10,156,839
Accumulated deficit	(12,452,487)	(12,176,547)
Total shareholders’ deficit	(2,272,537)	(2,001,353)
	$2,587,071	$2,999,293

See accompanying notes to consolidated financial statements

ITEM 1.Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$2,576,109	$2,798,772	$6,278,411	$5,329,355
Costs of goods sold	2,297,163	2,448,729	5,593,320	4,718,748
Gross profit	278,946	350,043	685,091	610,607

Expenses:
Selling, general and administrative	407,855	354,270	827,683	838,666

Total expenses, net	407,855	354,270	827,683	838,666
Loss from operations	(128,909)	(4,227)	(142,592)	(228,059)
Other income (expense):
Interest expense	(61,063)	(50,581)	(122,413)	(86,208)
Total other expense, net	(61,063)	(50,581)	(122,413)	(86,208)

Net loss from operations	(189,972)	(54,808)	(265,005)	(314,267)

Loss from equity method investment	(10,728)	-	(10,935)	-

Net loss	$(200,700)	$(54,808)	$(275,940)	$(314,267)

Loss per share
Basic and diluted:	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	18,354,417	20,554,417	18,354,417	21,104,417

See accompanying notes to consolidated financial statements

ITEM 1.Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS (Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net cash provided by/(used in) by operating activities	$30,212	$(190,936)

Cash flows from investing activities:
Decrease in other assets	-	(7,024)
Net cash (used in) investing activities	-	(7,024)
Cash flows from investing activities:

Cash flows from financing activities:
Bank overdraft	14,802	-
Net borrowings/repayments under lines of credit	(330,424)	(23,832)
Borrowings on notes payable	180,000	541,720
Borrowings/repayments of on notes payable to related parties	100,000	(150,000)

Net cash provided by (used in) financing activities	(35,622)	367,888

Net increase (decrease) in cash	(5,410)	169,928
Cash, beginning of year	5,410	3,701

Cash, end of period	$-	$173,629
Supplemental disclosure of cash flow information:
Interest paid	$61,350	$82,610

See accompanying notes to consolidated financial statements

ITEM 1.Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Consolidated Financial Statements.

In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of General Automotive Company and its subsidiaries (collectively, the “Company”) at June 30, 2011 and December 31, 2010 and the results of its operations and cash flows for the three and six month periods ended June 30, 2011 and 2010. The financial information included herein is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Regulation S-X. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

Going Concern .

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred losses in the current quarter of $200,700 and has an accumulated deficit of $12,452,487 at June 30, 2011. The Company’s current liabilities exceeded its current assets by $2,014,480 as of June 30, 2011. Additionally the Company is reporting a shareholders’ deficit of $2,272,537 as of June 30, 2011 as compared to a shareholders’ deficit of $2,001,353 at December 31, 2010. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

Earnings (loss) per share.

Basic earnings (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debt using the treasury stock method. Adjustments to earnings per share calculation include reversing interest related to the convertible debts and changes in derivative instruments. During periods when losses are incurred dilutive common shares are not considered in the EPS computations as their effect would be anti-dilutive.   Common share equivalents of 34,448,284 shares at June 30, 2011 and 21,262,451 shares at June 30, 2010 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three month period ended June 30, 2011 and June 30, 2010 as their effect would have been anti-dilutive.

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

2 . Debt.

Line of credit

The Company’s wholly owned subsidiary, OES, operates under a revolving line of credit with a bank. The maximum borrowing under this OES Line is $2,000,000 and carries an interest rate of prime plus 1.0% (3.25% at June 30, 2011). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line is a note payable on demand is subject to certain financial covenant ratios and was guaranteed by the Company. At June 30, 2011, the Company was in technical default of the covenants agreements associated with the line of credit. At June 30, 2011, the outstanding balance of the OES Line was $1,224,609. Draws under these lines are limited to 85% of eligible accounts receivable and 50% of inventory and as such our unused portion of the line was $40,040 at June 30, 2011

Promissory Notes

During 2009 the Company borrowed $100,000 evidenced by a promissory note due 24 months from the issue date bearing interest at 12% per annum.

During 2010 the Company borrowed an aggregate of $640,000 evidenced by promissory notes due 24 months from the issue dates bearing interest at 12% per annum.

During the six month period ending June 30, 2011 the Company borrowed and aggregate of $180,000 evidenced by promissory notes due 24 months from the issue date bearing interest at 12% per annum.

In conjunction with the notes the Company issued an aggregate of 175,000 warrants to purchase common stock at $0.30 per share.

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

The balance of the notes is payable as follows:

Due 2011: $100,000
Due 2012: $631,125 ($635,000 less the unamortized discount of $3,875)
Due 2013: $180,000

Related Party

During the six months ended June 30, 2011, a related party advanced the Company an additional $100,000 for working capital bringing the balance due to this affiliate to $760,000 at June 30, 2011. The advances bear interest at 12% per annum and are due
August 28, 2011.

Other

During August, 2008 the Company borrowed $35,590 from Huntington National Bank which bears interest at 7.5% per annum. As of June 30, 2011 the remaining balance of the note is $17,025 and is due July 2013.

3 . Common Stock and Equity Securities.

There were no additional common shares, stock options or warrants issued for services or cash for the three months ended June 30, 2011.

   A summary of option activity presented below:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2010	31,595,000	$0.07	3.25	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired				-
Outstanding at June 30, 2011	31,595,000	$0.07	3.25	-

Exercisable at June 30, 2011	31,595,000	$0.07	3.25	$ -

As of June 30, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $0.00 and the aggregate intrinsic value of currently exercisable stock options was approximately $0.00.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.03 closing stock price of the common stock on June 30, 2011. There were no in-the-money options outstanding and exercisable as of June 30, 2011.

Since there were no options exercised during the three months ended June 30, 2011, there was no intrinsic value of options exercised.

The total fair value of options granted during the three months ended June 30, 2011, was approximately $0 (none were granted).

The following table summarizes information about fixed price stock options at June 30, 2011:

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

During the six months ended June 30, 2011, the Company advanced an additional $10,935 to Greencell. The company's unrecorded share of Greencell, Inc. loss for the six months ended June 30, 2011 totaled $53,332. During the six months ended June 30, 2011, Greencell, Inc. reported a loss of $177,632, of which the company's share was $64,267. Accordingly, the company has included $10,935 in its net loss for the six months ended June 30, 2011, representing the Company's share of Greencell’s loss for 2011 up to the amount of its investment.

Summarized unaudited financial information for Greencell, Inc. as of and for the six months ended June 30, 2011, is as follows:

Current assets	$4,022
Total assets	$4,022
Total liabilities	$352,855
Stockholders’ Equity	$(348,833)
Revenue	$-
Net loss	$(177,6327)

5. Acquisition Event

On February 5, 2010 the Company announced that it had signed an agreement to acquire privately held S.P.E.C., Inc. based in Birmingham, AL (SPEC) for 750,000 restricted shares of its common stock plus $2,065,000 cash.  Closing of the SPEC transaction is subject to completion of due diligence and other considerations

The transaction was scheduled to close by April 15, 2010, but did not as we were unable to secure the financing necessary to close.  On or about April 15, 2010, the parties informally agreed to extend the closing dated to May 31, 2010, which period has also expired without the transaction closing as we were unable to secure the financing necessary to close.  As of June 30, 2011, S.P.E.C., Inc. has not declared a default.  However, it now appears unlikely that we will be able to secure a source of financing that will enable us to close the transaction.  Even if we were able to secure the necessary financing, there can be no assurance that S.P.E.C., Inc. will agree to close the transaction as the parties have not executed a written extension of the closing date.

6. Concentrations

During the three months ended June 30, 2011, the Company sold the majority of its products to two customers. During the six months ended June 30, 2011, sales to these two customers were approximately 56% and 31% of total revenues. At June 30, 2011, the amount of accounts receivable due from these customers was 87% compared to the 90% concentration at June 30, 2010.

The Company expanded its purchasing concentration from two major vendors for the six months ended June 30, 2010 to four vendors as of June 30, 2011.  This shift in purchasing practices accounted for approximately 30%, 26%, 15%, and 7% from these respective vendors for the quarter six months June 30, 2011. Comparatively during the six months ended June 30, 2010, purchases from two suppliers were approximately 44% and 12% of total purchases.

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

Results of Operations:

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

We generated $2,576,109 in revenues from operations during the three months ended June 30, 2011, compared to $2,798,772 during the three months ended June 30, 2010. The decrease of $222,663 (7.96%) in revenues can be attributed to rescheduling of key deliveries during the first month of the quarter. Normalized delivery schedules resumed during the balance of the quarter. The impact of the deferred sales in the OES subsidiary was partially offset by increased sales in the PVP subsidiary.

Our cost of goods sold during the three months ended June 30, 2011 was $2,297,163 compared to $2,448,729 for the three months ended June 30, 2010. The increase in the use of domestic vendors coupled with a decrease in overall revenue resulted in a lower gross profit for the three months ending June 30, 2011 when compared to the same period in 2010. The increase in the use of domestic suppliers increased the opportunity cost of associated with the fulfillment of order delivery commitments to key customers. Our aggregate decrease in gross profit was 20.3%, $71,097 in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Our gross profit margin was 10.83% for the three months ended June 30, 2011 compared to 12.51% for the same period of 2010. Currently, the subsidiaries are continuing programs to increase the number of domestic and international sources for its products in addition to expanding its product offerings.

Our selling, general and administrative expenses increased, $53,585 (15.13%) for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The Company continues to strive to reduce selling, general and administrative expenses as a result of continued cost containment initiatives. The stock based compensation awards during the three months ended June 30, 2011 were minimal, $2,268, and were a result of amortized vesting of the employee options granted in prior periods.

Interest expense in the three months ended June 30, 2011 increased $10,482 when compared to the three months ended June 30, 2010. The interest expenses for the quarter ended June 30, 2011 of $61,063 includes a marginal increase in expense associated with the asset-based borrowing as well as interest expenses associated with the promissory note financing agreements that have been executed at various periods during 2010 and 2011.

The Company has active programs to increase revenues and reduce costs for the fiscal 2011.  We intend to increase our margins by expanding our sourcing efforts in Asia during 2011. Additionally public company costs continue to be monitored and where possible either eliminated or reduced as we have more experience as a public company.

During the three months ended June 30, 2011 we recorded a net loss of $200,700, compared to a loss of $54,808 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

We generated $6,278,411 in revenues during the six months ended June 30, 2011, compared to $5,329,355 during the six months ended June 30, 2010. The increase in revenues was due primarily to strategic changes in both our customer and vendor supply chains. The gross profit margin decreased for the six months ended June 30, 2011 to 10.91% compared to 11.46% for the six months ended June 30, 2010.

Our cost of goods sold during the six months ended June 30, 2011 increased $874,572 compared to the six months ended June 30, 2010, due to the increase in sales. Our total gross profits were $74,484 higher in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 and our gross profits were approximately 11% during both periods. OES is continuing its program to increase the number of domestic and international sources for its products. Although the automotive aftermarkets parts industry continues to experiences some contraction, we are beginning to realize higher line item gross margins as a result of our more effective purchasing practices during the six months ended June 30, 2011.

Our selling, general and administrative expenses were $10,983 lower for the six months ended June 30, 2011 as compared to the six months ended June 30, 2011. The decrease in selling, general and administrative costs reflects reduced consulting service and financing commission fees were offset by additional legal fees for the six months ended June 30, 2011 when compared to the same period in 2010.

Interest expense in the six months ended June 30, 2011 increased $36,205 when compared to the six months ended June 30, 2010. The interest expenses for the six months ended June 30, 2011 of $122,413 includes a marginal increase in expense associated with the asset-based borrowing as well as interest expenses associated with the promissory note financing agreements that have been executed at various periods during 2010 and 2011.

The Company has active programs to increase revenues and reduce costs for the fiscal 2011.  We intend to increase our margins by expanding our sourcing efforts in Asia during 2011. Additionally public company costs continue to be monitored and where possible either eliminated or reduced.

During the six months ended June 30, 2011 we recorded a net loss of $275,940, compared to a loss of $314,266 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had current assets in the amount of $2,564,003 consisting primarily of, accounts receivable, and inventory. On the same date, we had current liabilities of $4,578,483, consisting of accounts payable, a line of credit and notes payable. Thus, as of June 30, 2011, we had a working capital deficit of $2,014,480 as compared to a working capital deficit of $1,386,297 at December 31, 2010.

Our ongoing operations consumed more cash during the three months ended June 30, 2011 than they generated in the three months ended June 30, 2010.  As of June 30, 2011, we expect that the cash flows derived from our existing ongoing operations together with our cash resources available under the OES Line of credit are unlikely to be sufficient to meet our needs for the next twelve months.  In order to bridge these short term cash needs, since approximately October 2009, we have been raising additional working capital by selling short term promissory notes in private transactions.  As of December 31, 2009, we had borrowed $100,000 through these efforts and as of June 30, 2011, we had raised a total of $915,000.  The notes are generally due within 24 months of initial issuance and bear interest at a rate of 12%.  Our ability to repay these notes, as well as to continue to obtain the cash necessary to meet our ongoing operational needs over the next twelve months, is dependent upon our ability to either raise additional capital through the sales of debt or equity or upon an improvement in cash flows from our ongoing operations.  There can be no assurance that we will be able to raise the capital necessary to meet these commitments on favorable terms or at all, nor can there be any assurance that we will be successful in improving our existing operations such that they will generate sufficient cash flows for meet our liquidity needs over the next twelve months.  If we are unable to do so our business and operations will be adversely affected.

Our ability to satisfy our liquidity needs over the longer term is contingent upon a combination of improved revenues/gross profit from our existing operations and any additional operations we are able to obtain from acquisitions or joint-venture transaction. Our management is actively seeking to acquire additional, complementary businesses or joint venture opportunities that will enhance the value of the Company as wells as improve our cash flows.  Our Management has invested time evaluating several proposals for possible acquisition or joint-venture, however, majority of these opportunities were not pursued and none have closed during the period ended June 30, 2011. There can be no assurance that we will be able to identify and acquire complementary businesses or enter into joint ventures on favorable terms or at all, nor can there be any assurances that we will be successful in improving our existing operations such that they will generate sufficient cash flows for meet our long term liquidity needs.  If we are unable to do so our business and operations will be adversely affected.

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

Going Concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred losses in the current quarter of $200,700 and has an accumulated deficit of $12,452,487 at June 30, 2011. The Company’s current liabilities exceeded its current assets by $2,014,480 as of June 30, 2011. Additionally the Company is reporting a shareholders’ deficit of $2,272,537 as of June 30, 2011 as compared to a shareholders’ deficit of $2,001,353 at December 31, 2010. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

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

As June 30, 2011, there were no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to the Company because we are a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2011, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended December 31, 2010.

During the fiscal quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2010, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

This item is not applicable to the Company because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[ Removed and Reserved]

Item 5.	Other Information

Not applicable.

-

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

GENERAL AUTOMOTIVE COMPANY

By:       /s/ Dan Valladao
Dan Valladao
Chief Executive Officer
August 15, 2011

By:       /s/ Shawn Powell Joseph
Shawn Powell Joseph
Chief Financial Officer
August 15, 2011