Form 10-Q
period 2011-09-30
GENERAL AUTOMOTIVE CO
filed 2011-11-22
CIK 1376668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                                                                       For the quarterly period ended September 30, 2011

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
                                                                                               or the transition period from             to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,354,417 common shares as of November 21, 2011.

Part I
Item 1.	Financial Statements	3
	Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010 (audited)	3
	Consolidated Statements of Operations – Three and nine months ended September 30, 2011 and 2010 (unaudited)	4
	Consolidated Statements of Cash Flows – Nine months ended September 30, 2011 and 2010 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2. Item 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures about Market Risk	8 11
Item 4T. Part II Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6.
Controls and Procedures

Legal Proceedings
Risk Factors
Unregistered Sales of Equity Securities and Use of Proceeds
Defaults upon Senior Securities
[Removed and Reserved]
Other Information
Exhibits
Signatures

		12 13

PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,221	$5,410
Accounts receivable, net	1,458,198	1,858,598
Inventories	836,482	1,059,926
Other current assets	37,193	46,230
Total current assets	2,333,094	2,970,164
Property and equipment, net	20,455	25,794
Other assets, net	0	3,335
	$2,353,549	$2,999,293

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,164,990	$1,571,355
Line of credit	1,102,423	1,555,033
Accrued expenses	667,314	462,811
Notes payable -Current	657,710	107,263
Notes payable to related parties	835,000	660,000
Total current liabilities	4,427,437	4,356,462

Long-term notes payable	308,791	644,185

Shareholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 shares authorized, 18,354,417 issued and outstanding at September 30, 2011 and 18,354,417 issued and outstanding at December 31, 2010	18,354	18,354
Additional paid-in capital	10,163,741	10,156,839
Accumulated deficit	(12,564,774)	(12,176,547)
Total shareholders’ deficit	(2,382,679)	(2,001,354)
	$2,353,549	$2,999,293

See accompanying notes to consolidated financial statements

ITEM 1.Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$2,641,521	$3,337,201	$8,919,892	$8,666,556
Costs of goods sold	2,318,505	3,033,938	7,913,101	7,752,686
Gross profit	323,016	303,263	1,006,791	913,870

Expenses:
Selling, general and administrative	370,243	453,115	1,197,307	1,291,781

Total expenses, net	370,243	453,115	1,197,307	1,291,781
Loss from operations	(47,228)	(149,852)	(190,516)	(377,911)
Other income (expense):
Interest expense	(70,247)	(45,545)	(193,176)	(131,752)
Other, net	-	-	-	-
Total other income (expense), net	(70,247)	(45,545)	(193,176)	(131,752)
Net loss from operations	(117,475)	(195,397.00)	(383,692)	(509,663.00)
Loss from equity method investment	-	-	(10,935)	-
Net loss	$(117,475)	$(195,397)	$(394,627)	$(509,663)

Loss per share

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	18,354,417	18,354,417	18,354,417	20,187,750

See accompanying notes to consolidated financial statements

ITEM 1.Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS (Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:

Net cash used in operating activities	$62,242	$(781,167)

Cash flows from investing activities:	-	(61,491)
Decrease in other assets	-	82,753
Net cash provided by investing activities	-	21,262

Cash flows from financing activities:
Net borrowings/repayments under lines of credit	(452,610)	210,509
Borrowings on notes payable	386,179	445,000
Borrowings (payments) on notes to related parties	-	200,000

Net cash provided by financing activities	(66,431)	855,509

Net increase (decrease) in cash	(4,189)	95,604
Cash, beginning of year	5,410	3,701

Cash, end of period	$1,221	$99,305
Supplemental disclosure of cash flow information:
Interest paid	$193,176	$131,752
Supplemental schedule of non-cash financing activities:
Reclassification of unearned stock compensation	$122,413	$-
Common stock issued for services	$-	$-
Warrants issued in conjunction with debt	$642	$3,598

See accompanying notes to consolidated financial statements

ITEM 1.Financial Statements (continued)

GENERAL AUTOMOTIVE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Consolidated Financial Statements.

In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of General Automotive Company and its subsidiaries (collectively, the “Company”) at September 30, 2011 and December 31, 2010 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2011 and 2010. The financial information included herein is unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Regulation S-X. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

Going Concern.

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred losses in the current quarter of $117,475 and has an accumulated deficit of $12,564,774 at September 30, 2011. The Company’s current liabilities exceeded its current assets by $2,094,343as of September 30, 2011. Additionally the Company is reporting a shareholders’ deficit of $2,382,679 as of September 30, 2011 as compared to a shareholders’ deficit of $2,001,354 at December 31, 2010. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

Earnings (loss) per share.

Basic earnings (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debt using the treasury stock method. Adjustments to earnings per share calculation include reversing interest related to the convertible debts and changes in derivative instruments. During periods when losses are incurred dilutive common shares are not considered in the EPS computations as their effect would be anti-dilutive.   Common share equivalents of 34,448,284 shares at September 30, 2011 and 21,262,451 shares at September 30, 2010 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three month period ended September 30, 2011 and September 30, 2010 as their effect would have been anti-dilutive.

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

2 . Debt.

Line of credit

The Company’s wholly owned subsidiary, OES, operates under a revolving line of credit with a bank. The maximum borrowing under this OES Line is $2,000,000 and carries an interest rate of prime plus 1.0% (3.25% at September 30, 2011). The accounts receivable, inventory and other non-secured assets of OES secure the line. In addition, the OES Line is a note payable on demand is subject to certain financial covenant ratios and was guaranteed by the Company. At September 30, 2011, the Company was in technical default of the covenants agreements associated with the line of credit. At September 30, 2011, the outstanding balance of the OES Line was $1,102,423. Draws under these lines are limited to 85% of eligible accounts receivable and 50% of inventory and as such our unused portion of the line was $21,750 at September 30, 2011.

Promissory Notes

During 2009 the Company borrowed $100,000 evidenced by a promissory note due 24 months from the issue date bearing interest at 12% per annum.

During 2010 the Company borrowed an aggregate of $640,000 evidenced by promissory notes due 24 months from the issue dates bearing interest at 12% per annum.

During the nine month period ending September 30, 2011 the Company borrowed and aggregate of $180,000 evidenced by promissory notes due 24 months from the issue date bearing interest at 12% per annum.

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

Related Party

During the nine months ended September 30, 2011, a related party advanced the Company an additional $100,000 for working capital bringing the balance due to this affiliate to $835,000 at September 30, 2011. The advances bear interest at 12% per annum and are due August 28, 2012.

Other

During August, 2008 the Company borrowed $35,590 from Huntington National Bank which bears interest at 7.5% per annum. As of September 30, 2011 the remaining balance of the note is $17,025 and is due July 2013.

3. Common Stock and Equity Securities.

There were no additional common shares, stock options or warrants issued for services or cash for the three months ended September 30, 2011.

   A summary of option activity presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2010	31,595,000	$0.07	3.25	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired				-
Outstanding at September 30, 2011	31,595,000	$0.07	3.25	-

Exercisable at September 30, 2011	31,595,000	$0.07	3.25	$ -

As of September 30, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $0.00 and the aggregate intrinsic value of currently exercisable stock options was approximately $0.00.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.03 closing stock price of the common stock on September 30, 2011. There were no in-the-money options outstanding and exercisable as of September 30, 2011.

Since there were no options exercised during the three months ended September 30, 2011, there was no intrinsic value of options exercised.

The total fair value of options granted during the three months ended September 30, 2011, was approximately $0 (none were granted).

The following table summarizes information about fixed price stock options at September 30, 2011:

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

During the nine months ended September 30, 2011, the Company advanced an additional $10,935 funding in Greencell. During the nine months ended September 30, 2011, Greencell, Inc. reported a loss of $219,955, of which the company's share was $79,580. Accordingly, the company has included $10,935 in its net loss for the nine months ended September 30, 2011, representing the Company's share of Greencell’s loss for 2011 up to the amount of its investment.

Summarized unaudited financial information for Greencell, Inc. as of and for the six months ended September 30, 2011, is as follows:

Current assets	$22,080
Total assets	$22,080
Total liabilities	$246,243
Stockholders’ Equity	$(224,163)
Revenue	$-
Net loss	$(219,955)

5. Acquisition Event

On February 5, 2010 the Company announced that it had signed an agreement to acquire privately held S.P.E.C., Inc. based in Birmingham, AL (SPEC) for 750,000 restricted shares of its common stock plus $2,065,000 cash.  Closing of the SPEC transaction is subject to completion of due diligence and other considerations

The transaction was scheduled to close by April 15, 2010, but did not as we were unable to secure the financing necessary to close.  On or about April 15, 2010, the parties informally agreed to extend the closing dated to May 31, 2010, which period has also expired without the transaction closing as we were unable to secure the financing necessary to close.  As of September 30, 2011, S.P.E.C., Inc. has not declared a default.  However, it now appears unlikely that we will be able to secure a source of financing that will enable us to close the transaction.  Even if we were able to secure the necessary financing, there can be no assurance that S.P.E.C., Inc. will agree to close the transaction as the parties have not executed a written extension of the closing date.

6. Concentrations

During the nine months ended September 30, 2011, the Company sold the majority of its products to two customers. During the nine months ended September 30, 2011, sales to these two customers were approximately 55% and 42% of total revenues. At September 30, 2011, the amount of accounts receivable due from these customers was 66% compared to the 27% concentration at September 30, 2010.

The Company expanded its purchasing concentration from two major vendors for the nine months ended September 30, 2010 to four vendors as of September 30, 2011.  This shift in purchasing practices accounted for approximately 29%, 18%, 15%, and 10% from these respective vendors for the nine months September 30, 2011. Comparatively during the nine months ended September 30, 2010, purchases from two suppliers were approximately 42% and 12% of total purchases.

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

Results of Operations:

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

We generated $2,641,521 in revenues from operations during the three months ended September 30, 2011, compared to $3,337,201 during the three months ended September 30, 2010. The decrease of $695,680 (20.85%) in revenues can be attributed to a protracted delivery schedule of inventories during the quarter. Normalized delivery schedules will likely resume during the first quarter of 2012. The impact of the deferred sales in the OES subsidiary was partially offset by increased sales in the PVP subsidiary.

Our cost of goods sold during the three months ended September 30, 2011 was $2,318,505 compared to $3,033,938 for the three months ended September 30, 2010. The change in the concentration of our vendors contributed to the offsetting effect of the decrease in overall revenue for the quarter. However more effective buying efforts resulted in a higher gross profit for the three months ending September 30, 2011 when compared to the same period in 2010. Our aggregate increase in gross profit was 6.12%, $19,753 in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Our gross profit margin was 12.23% for the three months ended September 30, 2011 compared to 9.09% for the same period of 2010. Currently, the subsidiaries are continuing programs to increase the number of domestic and international sources for its products in addition to expanding its product offerings.

Our selling, general and administrative expenses decreased $82,872 (18.29%) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The Company continues to strive to reduce selling, general and administrative expenses as a result of continued cost containment initiatives. The stock based compensation awards during the three months ended September 30, 2011 were minimal, $2,268, and were a result of amortized vesting of the employee options granted in prior periods.

Interest expense in the three months ended September 30, 2011 increased $24,702 when compared to the three months ended September 30, 2010. The interest expenses for the quarter ended September 30, 2011 of $70,247 includes an increase in expense associated with the asset-based borrowing as well as interest expenses associated with the promissory note financing agreements that have been executed at various periods during 2010 and 2011.

The Company has active programs to increase revenues and reduce costs for the fiscal 2011.  We intend to increase our margins by expanding our sourcing efforts in Asia during 2011. Additionally public company costs continue to be monitored and where possible either eliminated or reduced as we have more experience as a public company.

During the three months ended September 30, 2011 we recorded a net loss of $117,475, compared to a loss of $195,397 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

We generated $8,919,892 in revenues during the nine months ended September 30, 2011, compared to $8,666,556 during the nine months ended September 30, 2010. The increase in revenues was due primarily the continued expansion of the PVP subsidiary during the nine months ended September 30, 2011. The gross profit margin increased for the nine months ended September 30, 2011 to 11.29% compared to 10.54% for the nine months ended September 30, 2010.

Our cost of goods sold during the nine months ended September 30, 2011 increased $160,415 compared to the nine months ended September 30, 2010, due to the increase in sales. Our total gross profits were $92,921 higher in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 and our gross profits were approximately 11.29% and 10.54% during both periods. OES is continuing its program to increase the number of domestic and international sources for its products. Although the automotive aftermarkets parts industry continues to experiences some contraction, we are beginning to realize higher line item gross margins as a result of our more effective purchasing practices during the nine months ended
September 30, 2011.

Our selling, general and administrative expenses were $94,474 lower for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2011. The decrease in selling, general and administrative costs reflects reduced consulting service and financing commission fees were offset by additional legal fees for the nine months ended September 30, 2011 when compared to the same period in 2010.

Interest expense in the nine months ended September 30, 2011 increased $61,424 when compared to the nine months ended September 30, 2010. The interest expenses for the nine months ended September 30, 2011 of $193,176 includes a marginal increase in expense associated with the asset-based borrowing as well as interest expenses associated with the promissory note financing agreements that have been executed at various periods during 2010 and 2011.

The Company has active programs to increase revenues and reduce costs for the fiscal 2011.  We intend to increase our margins by expanding our sourcing efforts in Asia during 2011. Additionally public company costs continue to be monitored and where possible either eliminated or reduced.

During the nine months ended September 30, 2011 we recorded a net loss of $394,627, compared to a loss of $509,663 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had current assets in the amount of $2,333,094 consisting primarily of, accounts receivable, and inventory. On the same date, we had current liabilities of $4,427,437, consisting of accounts payable, a line of credit and notes payable. Thus, as of September 30, 2011, we had a working capital deficit of $2,094,343 as compared to a working capital deficit of $1,386,297 at December 31, 2010.

Our ongoing operations consumed more cash during the three months ended September 30, 2011 than they generated in the three months ended September 30, 2010.  As of September 30, 2011, we expect that the cash flows derived from our existing ongoing operations together with our cash resources available under the OES Line of credit are unlikely to be sufficient to meet our needs for the next twelve months.  In order to bridge these short term cash needs, since approximately October 2009, we have been raising additional working capital by selling short term promissory notes in private transactions.  As of December 31, 2009, we had borrowed $100,000 through these efforts and as of September 30, 2011, we had raised a total of $915,000.  The notes are generally due within 24 months of initial issuance and bear interest at a rate of 12%.  Our ability to repay these notes, as well as to continue to obtain the cash necessary to meet our ongoing operational needs over the next twelve months, is dependent upon our ability to either raise additional capital through the sales of debt or equity or upon an improvement in cash flows from our ongoing operations.  There can be no assurance that we will be able to raise the capital necessary to meet these commitments on favorable terms or at all, nor can there be any assurance that we will be successful in improving our existing operations such that they will generate sufficient cash flows for meet our liquidity needs over the next twelve months.  If we are unable to do so our business and operations will be adversely affected.

Our ability to satisfy our liquidity needs over the longer term is contingent upon a combination of improved revenues/gross profit from our existing operations and any additional operations we are able to obtain from acquisitions or joint-venture transaction. Our management is actively seeking to acquire additional, complementary businesses or joint venture opportunities that will enhance the value of the Company as wells as improve our cash flows.  Our Management has invested time evaluating several proposals for possible acquisition or joint-venture, however, majority of these opportunities were not pursued and none have closed during the period ended September 30, 2011. There can be no assurance that we will be able to identify and acquire complementary businesses or enter into joint ventures on favorable terms or at all, nor can there be any assurances that we will be successful in improving our existing operations such that they will generate sufficient cash flows for meet our long term liquidity needs.  If we are unable to do so our business and operations will be adversely affected.

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

Going Concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred losses in the current quarter of $117,475 and has an accumulated deficit of $12,564,774 at September 30, 2011. The Company’s current liabilities exceeded its current assets by $2,094,343 as of September 30, 2011. Additionally the Company is reporting a shareholders’ deficit of $2,382,679 as of September 30, 2011 as compared to a shareholders’ deficit of $2,001,353 at December 31, 2010. Management believes that it will be successful in its plans to return the Company to profitability; however there can be no assurances that we will be able to obtain additional financing, increase revenues and improve gross margins in order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

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

As September 30, 2011, there were no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to the Company because we are a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2011, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended December 31, 2010.

During the fiscal quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2010, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

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

GENERAL AUTOMOTIVE COMPANY

By:   /s/ Dan Valladao
Dan Valladao
Chief Executive Officer
November 21, 2011

By:   /s/ Shawn Powell Joseph
Shawn Powell Joseph
Chief Financial Officer
November 21, 2011